Form 10-Q
period 1995-09-30
CLARK MELVIN SECURITIES CORP /DE/
filed 1995-11-20
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C.  20549


     Form 10-Q


     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended:   September 30, 1995

Commission File Number:    000-17129

          Clark Melvin Securities Corporation
     (Exact name of registrant as specified in its charter)


       Delaware                                52-0749204
(State of other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


  170 Jennifer Road, Suite 270, Annapolis, Maryland 21401
   (Address of principal executive offices)        (Zip Code)

                      (410)  266-5250
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES   [X]   NO  [  ]

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of September 30, 1995 was 18,523,096.


       PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

    CLARK MELVIN SECURITIES CORPORATION

STATEMENTS OF FINANCIAL POSITION
        (Unaudited)

				                        September 30, 		December 31,
                                                        1994                    1995

ASSETS

Cash                                                    $    216,168            $    235,122
Receivables
  Brokers and dealers                                        152,886                  53,251
  Employee advances/receivables                               15,243                  17,061
  Other                                                       10,874                  19,295
Firm trading securities &
    investments at market                                       ---                    4,800
Deposit with clearing broker                                 150,000                 100,000
Office and transportation equipment
  and leasehold improvements,
  net of accumulated depreciation
  and amortization of $317,051
  and $290,995                                                58,328                  88,142
Other                                                         28,450                  35,810
  Total Assets                                          $    631,950            $    553,481

LIABILITIES AND
     STOCKHOLDERS' EQUITY

Payable to clearing broker                              $     15,337            $     11,283
Accounts payable and
  accrued liabilities                                        124,038                 103,347
  Total liabilities                                     $    139,375            $    114,630

Stockholders' equity (note 3)
  Cumulative, callable preferred
    stock, prime rate plus 1%,
    145,000 shares issued and
    outstanding                                         $    145,000            $    145,000
  Common stock, $.01 par value;
   40,000,000 shares authorized,
   18,523,096 issued and
   outstanding                                               185,231                 185,231
Additional paid-in capital                                 2,888,028               2,888,028
Accumulated deficit                                       (2,657,931)             (2,648,190)
Treasury stock - preferred                                   (35,000)                 (5,000)
Subscriptions and interest
  receivable                                                     ---                (126,218)
Current period profit                                   $    (32,754)                    ---
  Total stockholder's equity (note 3)                   $    492,575            $    438,851

  Total liabilities &
      stockholders' equity                              $    631,950            $       553,481


The accompanying notes are an integral part of these financial statements



CLARK MELVIN SECURITIES CORPORATION

  STATEMENT OF OPERATIONS
        (Unaudited)

                           	         Three Months Ended      	Nine Months Ended
                           		 September 30,          	September 30,
                             		 1995          1994             1995           1994
Revenues:
  Commissions                            $  191,175    $  57,738         $ 499,684     $ 523,202
  Principal transactions                    191,561      152,372           715,806       675,648
  Advisory and fee income                   117,025      332,188           271,486       591,109
  Interest and other                         41,953       67,791           112,888       173,150
    Total Revenues                       $  541,714    $ 610,089        $1,599,864    $1,963,309

Expenses:
  Compensation and benefits              $  311,758    $ 392,427        $  982,540    $1,136,783
  Clearing and exchange fees                 36,308       30,723           116,761       112,331
  Occupancy and
      equipment rent                         69,030       87,168           222,076       246,953
  Business development                        5,042      (14,686)           69,417       108,312
  Interest                                    1,289        7,605             4,986        18,127
  Communications                             54,283       72,738           152,163       185,347
  Other                                      39,222      152,363            84,675       320,642
    Total Expenses                       $  516,932    $ 728,338        $1,632,618    $2,128,495

Profit (Loss) before income              $   24,782    $(118,249)       $  (32,754)   $ (165,386)

Income Taxes
  Current tax expense                         8,426          ---               ---           ---
  Benefit of loss carryover                  (8,426)         ---               ---           ---

Net profit (loss)                        $   24,782    $(118,249)       $  (32,754)   $ (165,386)

Profit (Loss) per
    common share                         $     0.00    $   (0.01)       $    (0.00)   $    (0.01)

Accompanying notes are an integral part of these financial statements.

CLARK MELVIN SECURITIES CORPORATION


STATEMENT OF CASH FLOWS

                                                                       (Unaudited)
                                                  		       Nine Months Ended
                                                            	       September 30,
                                            			       1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net profit (loss)                                                    (33,068)      (165,386)
  Adjustments to reconcile net profit (loss) to net
    cash (used for) provided by operating activities:
    Depreciation and amortization                                       40,278         56,693
    (Increase) decrease in operating assets:
      Receivables:
        Brokers and dealers                                            (99,635)       218,415
        Employee advances                                                2,715        (12,208)
        Other                                                            7,523       (298,331)
     Firm trading securities/investments                                 4,800       (356,209)
  Securities sold short                                                    ---        220,245
     Other                                                             (21,197)         4,307
    Increase (decrease) in operating liabilities:
      Payable to clearing broker                                         4,059        356,318
      Accounts payable and accrued liabilities                          20,686        113,433

NET CASH (USED FOR) PROVIDED BY OPERATIONS                             (73,839)       137,277

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment                                          (4,189)       (54,380)
  Proceeds from sales of other investments                              (1,500)           ---

NET CASH (USED FOR) PROVIDED BY INVESTING
   ACTIVITIES                                                           (5,689)       (54,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                              (9,426)        86,073
  Payment of preferred stock dividend                                  (30,000)        (7,646)
  Redemption of preferred stock                                        100,000       (120,000)
  Payment of subscriptions                                                 ---        100,000

NET CASH PROVIDED BY (USED FOR) FINANCING
      ACTIVITIES	                                                60,574         58,427

NET INCREASE (DECREASE)
      IN CASH AND CASH EQUIVALENTS	                         .     (18,954)       141,324

CASH AND CASH EQUIVALENTS AT
      BEGINNING OF PERIOD                                              235,122        263,911

CASH AND CASH EQUIVALENTS AT
      END OF PERIOD                                                    216,168        405,235

SUPPLEMENTAL DISCLOSURE OF
      CASH FLOW INFORMATION

      Cash paid during the period for interest                           1,489          6,387

The accompanying notes are an integral part of these financial statements.


              CLARK MELVIN SECURITIES CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

1.   Basis of Presentation
The statement of financial position as of September 30, 1995, the statements of operations for the three month and nine month period ended September 30, 1995, and 1994 and the statements of cash flows for the nine month periods ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's
December 31, 1994 Annual Shareholder Report.

The results of operations for the period ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

2.   Firm Trading Securities
There were no securities in the trading account during either period.

3.   Stockholders' Equity
On March 31, 1995 and on April 5, 1994 the Company received
$100,000 and $100,000, respectively, in payment of subscriptions for common stock issued in the merger with Azimuth Capital
Corporation in April 1991.

The common stock warrants expired on July 22, 1995.

In August, 1995 the Company received $28,000, the interest on subscriptions receivable.

Profit (Loss) per share of common stock is calculated by dividing net profit (loss), less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which was 18,523,096 shares.

4.   Income Taxes
During 1992 the Company adopted Financial Accounting Statement No. 109, Accounting for Income Taxes. The Company recorded no benefit from income taxes in 1994 and a valuation allowance was provided for the deferred asset of $754,000.

Temporary differences between amounts reported for financial reporting purposes and income tax purposes are insignificant.

5.   Net Capital Requirements
The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3 1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1.

As of September 30, 1995 the Company has net capital of approximately $379,542, which was approximately $279,542 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .37. As of December 31, 1994 the Company had net capital of approximately $270,877, which was approximately $170,877 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was
 .42 to 1.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
   OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Revenues
Commission revenues increased by 231.1% for the third quarter of 1995 compared to the third quarter of 1994. The increase was due to increases in all areas of equity and option transactions.

Principal revenues increased by 25% for the third quarter of 1995 over the same period in 1994. The quarterly increase is due to increases in underwriting of government agencies and municipal bonds.

Interest and other income decreased by 38.1% for the third quarter and by 34.8% for the nine months ended September 30, 1995 due to decreased inventory and interest on cash available for investment.

The 64.8% decrease for the third quarter and the 34.8% nine months decrease in advisory and fee income over the same periods in 1994 is primarily due to decreased volume of activity.

Expenses
Compensation and benefits decreased 20.6% in the third quarter of 1995 and decreased 13.6% for the nine months ended September 30, 1995 over the same periods in 1994, primarily due to reduced salaried personnel and decreases in commissions paid on fee income.

The 18.2% increase in the third quarter ending September 30, 1995 in clearing and exchange expenses is due to increased transactions over the same period in 1994.

The 20.8% decrease for the third quarter and the 10.1% decrease for the nine months ended September 30, 1995 in occupancy and equipment rental over the same period in 1994 is due completion of a lease/purchase agreement for furniture in Annapolis and the sublet of excess space in Puerto Rico.

The 134.3% decrease in business development expense for the third quarter is due to the payment for certain promotional expenses shared with other firms earlier in the year. The 35.9% decrease for the nine months ended September 30, 1995 is due to decreases in advertising and expenses related to the promotion and development of the film fund.

The 25.4% decrease in communication expense for the third quarter of 1995 and the 17.9% decrease for the nine months ended September 30, 1995 is due primarily to reductions of Telerate services of 28.9%. Reductions were offset by increases in telephone expense of 164.6% during the third quarter of 1995.

The 74.3% decrease in other expenses for the third quarter of 1995 and the 73.6% decrease for the nine months ended September 30, 1995 is due primarily to respective decreases of 92.9% and 94% in trading account losses, related to a client settlement.


Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker dealers. The Company has consistently exceeded the minimum net capital requirement. As of September 30, 1995, the Company's net capital was approximately $379,542, which was approximately $279,542 in excess of its required net capital.

                                                PART II - OTHER INFORMATION

Item #6. Exhibits and Reports on Form 8-K

	a. Exhibits

		EX-27. Finanical Data Schedule

	b. Reports on Form 8-K

		None

                          			 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clark Melvin Securities Corporation
(Registrant)

By: Irene M. Harr
Chief Financial Officer
(signature)


By: Cesar A. Montilla, Jr.
President and CEO
(signature)

Date:     October 20, 1995