Form 10KSB
period 1995-12-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-04-01
CIK 829596

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549


                                           FORM 10-KSB


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1995

                                               OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
       SECURITIES  EXCHANGE  ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ________ to ________

                                 Commission file number 0-17129


                               CLARK MELVIN SECURITIES CORPORATION
                     (Exact name of registrant as specified in its charter)

           Delaware                                             52-0749204
(State or other jurisdiction of                               (I.R.S. Employer
incorporation  or organization)                              Identification No.)

170 Jennifer Road, Suite 270, Annapolis, Maryland                   21401
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code   410-841-6422

         Securities registered pursuant to Section 12(b) of the Act:
                                                        None

         Securities registered pursuant to Section 12(g) of the Act:
                                    Units
                                    Common Stock, $.01 par value
                                    Common Stock Purchase Warrants
                                              (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant as of February 29, 1996, was $86,218.

                  The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 29, 1996, was 18,523,096.

                               DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's Information Statement for the 1996 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                             PART I

Item 1.  Business.

Overview

                  Clark Melvin Securities Corporation (the "Company"), incorporated in Delaware in December 1987, is the successor by merger to the firm Clark Melvin Securities Corporation, a Maryland corporation which was founded in 1960 as Clark, Melvin & Co., Inc. The Company is engaged in securities brokerage and trading, primarily serving individual investors and financial institutions, from offices located in Annapolis, Maryland and Hato Rey, Puerto Rico. In addition, the Company effects transactions in fixed income, equity and other securities, both as principal and agent. In 1995, the Company's total revenues were derived approximately 59% from individual investors, including interest on margin accounts, 21% from institutional investors and the balance from other activities. The Company is a member of the National Association of Securities Dealers, Inc. (the "NASD").

                  In April 1991 the Company issued 14,461,176 shares of Common Stock in exchange for all of the shares of Azimuth Capital Corporation, a Puerto Rico corporation. In January 1992, the Company consummated the purchase of certain assets of Perkins-DeMaris, Inc., an Annapolis, Maryland based securities brokerage firm.

                  At December 31, 1995, the Company had 22 employees (including 18 registered representatives) in its Hato Rey, Puerto Rico office and 8 employees (including 5 registered representatives) in its Annapolis, Maryland office.

                  The following table sets forth the Company's various sources of revenues for the periods indicated:


                                                          Year Ended
                                                          December 31,
                               -------------------------------------------------------------
                                           1995                 1994                 1993
                                           ----                 ----                 ----
Securities commissions:
 Listed                                 $  441,663           $  325,909           $  365,897
 OTC agency transactions                   175,629              186,736              257,059
 Options                                    39,294               19,753               18,446
 Limited partnerships                       17,869              114,481               25,834
 Mutual funds                               45,022               87,861               79,273
Interest and other income                  150,395              213,482              157,075
Advisory and fee income                    306,472              653,048              309,259
Principal transactions                   1,128,470              850,036            1,198,144
                                        ----------           ----------           ----------
     Total revenues                     $2,302,814           $2,451,306           $2,411,007
                                        ==========           ==========           ==========


Retail Services

                  Securities transactions for individual and institutional customers in which the Company acts on an agency basis generate securities commission revenues. Commissions are charged on both exchange and over-the-counter transactions in accordance with guidelines reviewed by the NASD. The Company executes transactions on all major exchanges and in the over-the-counter market. Revenues from retail securities commissions from individual customers have historically served as the Company's principal source of income and will continue to do so for the foreseeable future. The Company's investment banking activities have, however, reduced the percentage of its total revenues generated by retail securities commissions.

                  For 1995 and 1994, retail securities commissions constituted approximately 91% and 76%, respectively, of total revenues from securities commissions and approximately 31% and 30%, respectively, of the Company's total revenues. As of December 31, 1995, the Company had approximately 1,525 customer accounts for which it carried funds or securities or effected at least one transaction during the preceding 12 months.

Institutional Business

                  The Company is engaged in executing securities transactions for institutional investors such as banks and savings and loans. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise.

                  Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For 1995 and 1994, revenues derived from broker-dealer services to institutional investors constituted approximately 28% and 24%, respectively, of total revenues from securities commissions and customer-related principal transactions and 22% and 15%, respectively, of the Company's total revenues.

Margin Transactions

                  Transactions in securities may be effected on either a cash or, to a limited extent, margin basis. In a margin account, the customer pays less than the full cost of a security purchased, with the balance of the purchase price being provided as a loan secured by the securities purchased or other securities owned by the investor. The amount of the loan in purchasing securities on margin is subject to the margin requirements of the Board of Governors of the Federal Reserve System (Regulation T, which currently requires 50% equity for the initial purchase of securities) and the Company's internal policies (70% equity). In permitting customers to trade securities on margin, there is a risk that market fluctuations may reduce the value of the collateral below the customers' indebtedness and that the customer might otherwise be unable to pay the indebtedness.

                  The customer is charged interest on the margin loan. The rate of interest presently charged to customers is the brokers' call margin rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount which varies depending upon the size of the customer's debit balances and level of account activity. For 1995 and 1994, interest income derived from these sources was insignificant.

Principal Transactions

                  Principal transactions revenue is generated from the selling of securities out of the Company's inventory or in a riskless principal transaction. In 1995 and 1994, revenue from principal transactions comprised approximately 46% and 35%, respectively, of the Company's total revenues.

Corporate Finance

                  The Company also offers financial advice to its corporate clients attempting to raise capital. The Company arranges public and private placements of equity and debt securities directly with institutional and individual investors, advises clients with respect to matters such as acquisitions, financial planning and corporate recapitalizations, and is responsible for selecting, structuring and pricing underwritings.

                  As of December 31, 1995, the Company had 4 professionals engaged in corporate finance. In 1995 and 1994, revenues from this area constituted 10% and 12%, respectively, of the Company's total revenues.

Investment Banking

                  The Company participates as a member of underwriting syndicates managed by others. Certain risks are involved in the underwriting of securities. Underwriting syndicates agree to purchase securities, on a firm commitment or best efforts basis, at a discount from the initial public offering price. If the securities must be sold below the syndicate cost, an underwriter is exposed to losses on the securities that it has committed to purchase. In addition, an underwriter is subject to substantial potential liability for material misstatements or omissions in prospectuses or other communications with respect to underwritten offerings.

                  Because underwriting commitments constitute a charge against net capital, the Company could find it necessary to limit its underwriting participations to remain in compliance with the net capital requirements. See "Net Capital Requirements." Also, in the last several years, investment banking firms have increasingly underwritten corporate offerings with fewer syndicate participants.

                  As of December 31, 1995, the Company had 2 professionals engaged in identifying potential underwriting opportunities. During fiscal 1995 and 1994, the Company's participation in underwriting syndicates generated revenue constituting 4% and 12%, respectively, of the Company's total revenues.

Other Services

                  The Company also provides investment recommendations and market information to its customers on certain companies in the commercial banking, savings and loan and high technology industries. The Company is registered as an investment adviser with the Securities and Exchange Commission and receives a fee in connection with such services. During fiscal 1995 and 1994, such revenue constituted approximately 2% and 1.0%, respectively, of the Company's total revenues.

Operations

                  Administrative  and operations  personnel are  responsible for the processing of securities transactions, internal financial controls, accounting functions, office services and the handling of margin accounts. As of December 31, 1995, the Company had 4 full-time employees performing such functions.

                  The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can subject the Company to disciplinary action by governmental and self-regulatory organizations.

                  The Company executes transactions on all major exchanges and in the over-the-counter market. The Company clears all of its securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through the Pershing Division of Donaldson, Lufkin, Jennette Securities Corporation ("DLJ"). The Company pays a fee based on the number and type of transactions performed. The amounts paid to DLJ, and a predecessor clearing agent, for 1995 was $132,521.

                  The Company is a member of the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances. In addition, DLJ provides protection for customers up to an additional $25,000,000 per customer (with a limitation of $100,000 for claims for cash balances).

                  The Company believes that its internal controls and safeguards are adequate, although fraud and misconduct by customers and employees and the possibility of theft of securities are risks inherent in the securities industry. As required by certain authorities, the Company carries a fidelity insurance bond covering loss of theft of securities, forgery of checks and drafts, embezzlement, fraud and misplacement of securities. Such bond provides total coverage of up to $120,000, subject to a $5,000 deductible per claim.

Regulation

                  The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (the "SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. The Company is currently licensed to conduct business as a broker-dealer in California, Florida, Illinois, Maryland, New Hampshire, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Virginia, Texas and the District of Columbia.

                  Broker-dealers are subject to regulations that cover all aspects of the securities business, including sales methods, trade practices among broker-dealers, the capital structure of securities firms, the payment of dividends and other types of distributions, uses and safekeeping of customers' funds and securities, recordkeeping and the conduct of directors, officers and employees. Additional legislation, changes in rules promulgated by the SEC and self-regulatory authorities, or changes in the interpretation or enforcement of existing laws and rules, may directly affect the mode of operation and profitability of broker-dealers. The SEC, state securities commissions and self-regulatory organizations may conduct administrative proceedings which can result in censure, fine, suspension or expulsion of the broker-dealer, its officers or employees. Such administrative proceedings, whether or not resulting in adverse rulings, can require substantial expenditures. The principal purpose of regulation and discipline of broker-dealers is the protection of customers in the securities market rather than the protection of creditors and stockholders of broker-dealers.

                  The Company is also registered as an investment adviser with the SEC, as from time to time it engages in the business of advising its clients, either directly or through publications or reports, as to the value of securities or to the advisability of investing in, purchasing or selling securities.

Net Capital Requirements

                  As a registered broker-dealer doing business with the public, the Company is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. Securities and Exchange Act Rule 15c3-1 (the "Rule") provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital, or, alternatively, that its net capital shall not be less than two percent of aggregate debit items (principally receivables from customers and broker-dealers) computed in accordance with the Rule. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. Both methods allow broker-dealers to increase their customer commitments only to the extent their net capital is deemed adequate to support an increase. The Company computes its net capital under the aggregate indebtedness method. Under the aggregate indebtedness method, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital and may be prohibited from expanding its business and declaring cash dividends if its ratio of aggregate indebtedness to net capital exceeds 12 to 1. If a broker-dealer's ratio of aggregate indebtedness to net capital exceeds 15 to 1, the broker-dealer must cease business. In addition, a broker-dealer in violation of these requirements may be subject to disciplinary actions by the SEC and self-regulatory agencies such as the NASD, including fines, censure, suspension or expulsion. In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and with a view to discounting the firm's position in securities to take into account market risk. Compliance with the Rule may limit those operations of the Company which require the use of its capital for a purpose such as maintaining the inventory required for trading in securities and underwriting securities. As of December 31, 1995 the Company's ratio of aggregate indebtedness to net capital was .65 to 1, net capital was approximately $358,274, and the minimum net capital requirement was $100,000.

Competition

                  The Company encounters  intense  competition in all aspects of the securities business and competes directly with other securities firms, a significant number of which are national rather than regional firms which have substantially greater resources and offer a wide range of financial services. Discount brokerage firms oriented to the retail market, including firms affiliated with commercial banks and thrift institutions, are devoting substantial funds to advertising and direct solicitation of customers in order to increase their share of commission dollars and other securities-related income. In many instances the Company is competing directly with such organizations.

                  The Company believes that the principal factors affecting competition in the securities industry are the quality and ability of professional personnel and relative prices of services and products offered. The Company and its competitors employ direct solicitation of potential customers and furnish investment research publications in order to increase business and in an effort to retain and attract potential clients. Many of the Company's competitors engage in advertising programs, which the Company does not use to any significant extent.

Employees

                  As of December 31, 1995, the Company employed 30 persons, 20 of whom are full-time employees and 10 of whom are part-time employees. Of the full-time employees, 12 are employed as registered representatives and 8 are employed in administration and finance. All of the part-time employees are employed as registered representatives.

                  The Company believes that its future success will depend in large part upon its continued ability to recruit and retain qualified registered representatives. Competition for qualified personnel is intense, particularly in the geographical areas in which the Company is located. The Company has never experienced a work stoppage and none of its employees is represented by a labor organization. The Company considers its relationship with its employees to be good.

Factors Affecting the Company and the Securities Industry

                  The securities industry is characterized by frequent change, the effects of which have been difficult to predict. In addition to an evolving regulatory environment, the industry has been subject to radical changes in pricing structure, alternating periods of contraction and expansion and intense competition from within and outside the industry.

Fluctuating Securities Volume and Prices

                  The securities industry is subject to substantial fluctuations in volume and price levels of securities transactions. These fluctuations can occur on a daily basis as well as over longer periods as a result of national and international economic and political events, and broad trends in business and finance. Reduced volume and prices generally result in lower commissions and investment banking revenues, as well as losses from trading as principal and from underwriting. Profitability is adversely affected in periods of reduced volume because a significant amount of costs are fixed and remain relatively unchanged. To the extent that purchases of securities are permitted to be made on margin, securities firms also are subject to risks inherent in extending credit, especially during periods of rapidly declining markets, which could reduce collateral value below the amount of a customer's indebtedness. In the past, heavy trading volume has caused clearance and processing problems for many securities firms, and this could occur in the future. In addition, there is risk of loss from errors which can occur in the execution and settlement process. See "-Operations."

Industry Changes and Competitive Factors

                  Considerable consolidation has occurred in the securities industry as numerous securities firms have either ceased operations or been acquired by other securities firms, in many cases resulting in firms with greater financial resources than firms such as the Company. In addition, a number of substantial companies not previously engaged in the securities business have made investments in and acquired securities firms. These developments have resulted in significant additional competition for the Company. Increasing competitive pressures in the securities industry are requiring regional firms such as the Company to offer to their customers many of the financial services which are provided by much larger securities firms that have substantially greater resources and may have greater operating efficiencies than the Company. A sizable number of new investment advisory firms have been established in recent years, increasing competition in that area of the Company's activities.

                  Due to an increasingly competitive environment, institutional customers are now receiving substantial discounts on commissions. In addition, there has been a trend in the establishment of an increasing number of firms, including affiliates of banks and thrift institutions, which offer discount brokerage services to retail customers. These firms generally effect transactions at lower commission rates on an "execution only" basis, without offering other services such as investment advice and research which are provided by "full-service" brokerage firms such as the Company. In addition, some discount brokerage firms have increased the range of services which they offer. The existence of and anticipated continued increase in the number of discount brokerage firms and services provided by such firms may adversely affect the Company.

                  SEC Rule 415 permits registration of certain securities that are to be offered on a delayed or continuous basis in the future. This procedure provides a competitive advantage to securities firms with substantial capital and large in-house distribution networks, reducing opportunities for regional brokerage firms such as the Company to participate in major underwritings. Additionally, the prospect of "Company" registration, rather than registration of discrete offerings of securities by companies could provide a further advantage to larger firms that could take advantage of economies of scale.

                  Certain institutions, notably commercial banks and thrift institutions, have become a competitive factor by offering certain investment banking and corporate and individual financial services traditionally provided only by securities firms. The Federal Reserve Board has approved the applications of several leading bank holding companies to allow affiliated entities to underwrite equity securities, municipal revenue bonds, third-party commercial paper, securities backed by mortgages or consumer debt and debt securities. The total of all securities underwriting activities of such an affiliate may not exceed 10% of its gross revenue. The Federal Reserve Board has also approved the application of numerous bank holding companies to establish affiliates which offer investment advisory and brokerage services.

                  Various groups have proposed major revisions to the laws governing the relationship between the banking and securities industries. Under many of these proposals, banks would be able to establish affiliates to engage in a wide range of securities activities not currently permitted to be engaged in by banks. In addition, recently proposed Congressional legislation would repeal the Glass-Steagall Act, which restricts banks from affiliating with securities firms. It is presently not possible to predict the type and extent of competitive services which banks and other institutions ultimately may offer or the extent to which administrative or legislative barriers will be repealed or modified. To the extent that such services are offered on a large scale, securities firms such as the Company, which are heavily oriented to individual retail customers, may be adversely affected.

                  The SEC recently instituted rule changes which changed the traditional securities transactions settlement cycle from five business days to three business days from trade date ("T+3"). The T+3 rules, although designed to reduce risk in the settlement of securities trades, could adversely impact trading by individual retail customers.

                  The Securities Reform Act of 1975 was enacted to promote the establishment of a national market system and eliminate barriers to competition in the securities industry. As a result of actions taken by the SEC and self-regulatory authorities to implement this legislation, the Company may find it necessary in some instances to begin making markets in and carrying inventories of securities which it presently purchases and sells for customers only on an agency basis on securities exchanges. Such an eventuality could require a substantial expansion of the trading capabilities of the Company, additional capital and greater exposure to the risks inherent in such activities.

Regulation

                  The business of the Company and its subsidiaries in the securities industry is subject to regulation by various regulatory authorities which are charged with protecting the interests of broker-dealers' customers. See "Regulation."

Effect of Net Capital Requirements

                  The SEC has stringent rules with respect to the net capital requirements of securities firms. A significant operating loss or extraordinary charge against net capital may adversely affect the ability of the Company to expand or even maintain its present level of business. In addition, the Company's ability to pay dividends is affected by the amount of capital it has in excess of its net capital requirements. See "Net Capital Requirements."

Litigation

                  Many aspects of the Company's business involve substantial risks of liability. There has been an increased incidence of litigation in the securities industry in recent years, including class action suits which generally seek substantial damages.

Item 2.  Properties.

                  The Company's administrative offices currently occupy approximately 4,200 square feet of a facility located at 170 Jennifer Road, Suite 270, Annapolis, Maryland 21401. The Company also leases 4,000 square feet of space in the Banco Popular Center, 1414 Munoz Rivera Avenue, Hato Rey, Puerto Rico 90918, which houses its executive offices. In 1995 and 1994, rental expense was $155,082 and $161,412, respectively.

Item 3.  Legal Proceedings.

                  The Company is involved in litigation before the Commission of Financial Institutions of Puerto Rico, the NASD and the Superior Court of Puerto Rico involving a broker formerly employed in its Puerto Rico Office relating to complaints by certain clients regarding unauthorized trading. The aggregate claims exceed $500,000.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 4A. Executive Officers of the Company.

                  Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officer of the Company who is not a director is as follows:

                  IRENE M. HARR, 68, has served as Senior Vice President of the Company and its predecessor since January 1984. Ms. Harr was Chief Financial Officer of the Company and its predecessor from January 1984 until September 1988, and has also served in that position since September 1989.

                                            PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

                  The Company's Common Stock trades over-the-counter and is reported in the OTC Pink Sheets.

                  The range of high and low bid quotations for the Common Stock as reported by the NASD by quarters is as follows:


                               1994                                     First        Second       Third        Fourth
                                                     High               .02          .02          .02          .02
   Common Stock                                       Low               .02          .02          .02          .01

                               1995                                     First        Second       Third        Fourth
   Common Stock                                       Low                *            *            *            *
                                                     High                *            *            *            *

* There was no offered bid for the Common Stock during these quarters.

         The approximate number of stockholders of record as of December 31, 1995, was 375. The Company has never paid cash dividends on its Common Stock, and the Board of Directors currently intends to continue the policy of not paying cash dividends and of retaining all earnings for use in the Company's business.

Item 6.           Selected Financial Data.


                                                                   Years Ended December 31,

                                         1995              1994             1993             1992             1991
                                         ----              ----             ----             ----             ----
OPERATING RESULTS
  Revenues                            $2,302,814       $2,451,306        $2,411,007       $1,790,404       $1,243,005
  Operating expenses
                                       2,293,912        2,723,676         2,304,294        2,064,864        2,124,324
                                      ----------        ---------         ---------        ---------        ---------
(Loss) earnings before
  income taxes                        $    8,902       $ (272,370)       $  106,713        $(274,460)       $(881,319)
Income taxes                                   0                0                 0                0                0
                                      ----------       ----------        ----------        ---------        ---------

Net (loss) earnings                   $    8,902       $(272,370)        $  106,713        $(274,460)       $(881,319)
                                       =========        =========         =========         =========        =========
PER SHARE DATA
 (Loss) earnings per
  common share                        $       --       $   (0.01)        $     0.01        $   (0.01)       $   (0.05)
                                        ========         ========          ========         =========        =========
FINANCIAL POSITION
 Total assets                         $  764,954       $  553,481        $  879,248        $ 605,339        $ 883,447
Total stockholders'
 equity                               $  531,490       $  438,851        $  646,603        $ 453,543        $ 655,801


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

                  The Company, like other securities firms, is directly affected by general economic and market conditions, including fluctuations in volume and price levels of securities and changes in levels of interest rates. These conditions impact the Company's commissions and principal transactions revenues, and its liquidity. In periods of reduced market activity, profitability is adversely affected by expenses, such as communications and occupancy, that remain relatively fixed. Due to changing market conditions, substantial fluctuations occur in the Company's business, and results of operations for any period shown should not be considered representative for any other period.

                  Highlights of revenues and expenses expressed as a percentage of total revenues for the years ending December 31:

                                                             1995                 1994                1993
                                                             ----                 ----                ----
Revenues:
  Commissions                                             $  717,477           $  734,740          $   746,529
  Principal Transactions                                   1,128,470              850,036            1,198,144
  Advisory & Fee Income                                      306,472              653,048              309,259
  Interest & Other Income                                    150,395              213,482              157,075
                                                             -------              -------              -------
    Total Revenues                                        $2,302,814           $2,451,306           $2,411,007
                                                          ==========           ==========           ==========
Expenses as percentages:
   Compensation and benefits                                   58.5%                58.8%                57.8%
   Clearing and exchange fees                                   7.1%                 5.8%                 6.8%
   Occupancy and equipment rental                              13.4%                14.6%                12.1%
   Business development                                         3.2%                 5.6%                 2.1%
   Interest                                                    .001%                  .7%                  .3%
   Communications                                               8.7%                 9.6%                 8.9%
    Other                                                       7.0%                16.1%                 7.6%


Revenues

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

         Commission income decreased by 2.3% due to a sales concentration on fixed income securities.

         Principal income increased by 32.3% due primarily to an increase in the volume of corporation bond transactions.

         Advisory and fee income decreased by 53% due to a decrease in completed projects by the corporate bond division.

         Interest income decreased by 29.5% due primarily to reductions in interest rates.

Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993.

         Commission income decreased by 1.6% due to a 10.9% decrease in listed equity trades, and a 27.4% decline in OTC trading. These decreases were partially offset by a 343.1% increase in limited partnership business.

         Principal transactions decreased by 29% as the increases in interest rates effectively stopped the purchase of securities by financial institutions, resulting in a decrease of 48.6% in government/agency transactions and an 80.9% decline in municipal bond business. These declines were partially offset by increases of 283.9% in trading income, and 458.5% in sales from syndicate accounts.

         Advisory  and  fee  income  rose by  111.2%  as the  Corporate  Finance
Division   completed  several  of  its  scheduled   projects,   complemented  by
underwriting fees associated with the transactions.

         Interest and other income increased by 35.9% due to a 21.4% increase in margin income, a 37.6% increase in trailer fees, and a 97% increase in rental income.

Expenses

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

         Clearing and exchange fees increased by 15.1% due to increased volume.

         Business development expenses decreased by 46.4% as the Company continued to decrease its advertising and travel budgets.

         Interest expense decreased by 83.3% primarily due to lower rates and lower margin charges due to decreases in equity holdings.

         Occupancy and equipment rental expenses decreased by 14% primarily due to decreases in rental payments, municipal and property taxes and office supply expenses.

         Communications expenses decreased by 14.9% as compared to 1994, as the result of the elimination of certain computer and quotation systems in Puerto Rico.

         Other expenses decreased by 54% primarily due to reduced legal expense.

Comparison of Year Ended December 31, 1994 to Year Ended December 31, 1993

         Compensation and benefits expense increased by 3.3% primarily due to increases in commissions paid on investment banking transactions, and a 227% increase in clerical services involved with those projects. The increases were offset by reductions in executive salaries of 19.5%, and in sales commissions for other securities of 12.5%.

         Expenses for clearing and exchange fees decreased by 13.3% due to the reduction in ticket volume for equities and municipal bonds.

         Occupancy and equipment rental expenses increased by 23% primarily due to a 66% increase in the Puerto Rico Municipal tax, and a 2,067% increase taxes paid in Puerto Rico. Rental expense increased by 5.6% and office supplies increased by 105.9%.

         Business development costs increased by 174% due to 194.2 increased in travel costs, and the promotional expenses related to the tax sheltered investments sold in 1994.

         Interest expense increased by 144.7% due to higher margin costs on inventory.

         Other expenses increased by 114.8% primarily due to nonrecurring charges. See Note 10 to the Notes to Financial Statements.

Net (Loss) Earnings and the Provision (Benefit) for Income Taxes

         The Company had net earnings of $8,902 in 1995. The Company has net operating loss carry-forwards that expire at various dates through 2009, which will be available to offset future earnings that otherwise would be subject to federal and state income taxes.

         The Company had a net loss of $272,370 in 1994 compared to net earnings of $106,713 in 1993.

         The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of December 31, 1994, the Company's net capital was approximately $270,877, which exceeded the minimum net capital by $170,877. As of December 31, 1995, the Company's net capital was approximately $358,274, which exceeded the minimum net capital requirement by $258,274.

Item 8.  Financial Statements and Supplementary Data.

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       18

STATEMENTS OF FINANCIAL CONDITION                                        19

STATEMENTS OF EARNINGS                                                   20

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                            21

STATEMENTS OF CASH FLOWS                                                 22

NOTES TO FINANCIAL STATEMENTS                                            24

                      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Clark Melvin Securities Corporation


We have audited the accompanying statements of financial condition of Clark Melvin Securities Corporation as of December 31, 1995 and 1994 and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Clark Melvin Securities Corporation as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP
Baltimore, Maryland
January 31, 1996


                              Clark Melvin Securities Corporation
                               STATEMENTS OF FINANCIAL CONDITION
                                         December 31,

- -------------------------------------------------------------------------------------------------------
                      ASSETS                                                 1995                1994
                                                                             ----                ----
Cash                                                                    $    265,243        $    235,122
Receivables
   Brokers and dealers                                                       201,123              53,251
   Employee advances                                                          15,990              17,061
   Other                                                                      74,763              19,295
Firm trading securities, at fair market value (note 4)                            --               4,800
Deposit with clearing broker                                                 125,979             100,000
Other                                                                         27,430              35,810
Office equipment and leasehold improvements, net of
   accumulated depreciation and amortization of
   $327,879 ($290,995 in 1994)                                                54,426              88,142
                                                                         -----------        ------------
              Total assets                                               $   764,954        $    553,481
                                                                          ==========         ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker (note 5)                                      $     6,095        $     11,283
Accounts payable and accrued liabilities                                     227,369             103,347
                                                                          ----------          ----------

              Total liabilities                                              233,464             114,630

COMMITMENTS AND CONTINGENCIES (notes 6 and 11)                                     -                   -

STOCKHOLDERS' EQUITY (note 7)
   Preferred stock                                                           145,000             145,000
   Common stock                                                              185,231             185,231
   Additional paid-in capital                                              2,888,028           2,888,028
   Accumulated deficit                                                    (2,651,769)         (2,648,190)
   Treasury stock, at cost                                                   (35,000)             (5,000)
   Subscriptions receivable and accrued interest                                   -            (126,218)
                                                                         -----------          -----------

              Total stockholders' equity                                     531,490             438,851
                                                                         -----------          -----------

              Total liabilities and stockholders' equity                $    764,954        $    553,481
                                                                         ===========         ===========

The accompanying notes are an integral part of these financial statements.


                                        Clark Melvin Securities Corporation

                                              STATEMENTS OF EARNINGS

                                             Years ended December 31,

- -------------------------------------------------------------------------------------------------------------------
                                                                         1995             1994              1993
                                                                         ----             ----              ----

Revenues:
   Principal transactions                                             $1,128,470       $   850,036       $1,198,144
   Commissions                                                           717,477           734,740          746,529
   Advisory and fee income                                               306,472           653,048          309,259
   Interest and other income                                             150,395           213,482          157,075
                                                                         -------           -------          -------

         Total revenues                                                2,302,814         2,451,306        2,411,007

Expenses:
   Compensation and benefits                                           1,384,134         1,440,221        1,393,453
   Clearing and exchange fees                                            164,157           142,590          164,559
   Occupancy and equipment rental                                        307,547           357,558          290,668
   Communications                                                        200,116           234,701          215,127
   Business development                                                   73,358           136,756           49,790
   Interest                                                                2,687            16,180            6,613
   Other                                                                 161,913           395,670          184,084
                                                                         -------           -------          -------

         Total expenses                                                2,293,912         2,723,676        2,304,294
                                                                       ---------         ---------        ---------

         EARNINGS (LOSS)                                           $       8,902      $  (272,370)      $   106,713
                                                                    ============       ==========        ==========

Earnings (loss) per common share (note 2)                          $          --      $      (.01)      $       .01
                                                                    ============       ===========      ===========

The accompanying notes are an integral part of these financial statements.


                                                    Clark Melvin Securities Corporation

                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               Years ended December 31, 1995, 1994 and 1993

- -------------------------------------------------------------------------------------------------------------------------

                                                  Preferred Stock          Common Stock           Paid-in      Accumulated
                                                 Shares    Amount       Shares       Amount       Capital      (Deficit)
Balance at January 1, 1993                       260,000   $260,000     16,658,191   $166,582     $2,815,767   $(2,449,487)
Subscriptions collected                                -          -              -          -              -             -
Accrued interest on subscriptions receivable           -          -              -          -              -             -
Common stock issued                                    -          -        674,345      6,744              -             -
Preferred stock dividend                               -          -              -          -              -       (18,453)
Net earnings                                           -          -              -          -              -       106,713
                                                       -          -              -          -              -

Balance at December 31, 1993                     260,000    260,000     17,332,536    173,326      2,815,767    (2,361,227)
Subscriptions collected                                -          -              -          -              -             -
Common stock issued                                    -          -      1,195,460     11,954         74,118             -
Retirement of common stock held in treasury            -          -         (4,900)       (49)        (1,857)            -
Preferred stock dividend                               -          -              -          -              -       (14,593)
Acquisition of preferred stock for treasury            -          -              -          -              -             -
Retirement of preferred stock                   (115,000)  (115,000)             -          -              -             -
Net loss                                               -          -              -          -              -      (272,370)

Balance at December 31, 1994                     145,000    145,000     18,523,096    185,231      2,888,028    (2,648,190)
Subscriptions collected                                -          -              -          -              -             -
Preferred stock dividend                               -          -              -          -              -       (12,481)
Net earnings                                           -          -              -          -              -         8,902
Acquisition of preferred stock for treasury            -          -              -          -              -             -

Balance at December 31, 1995                     145,000  $ 145,000     18,523,096   $185,231     $2,888,028   $(2,651,769)


                                                       Treasury     Subscriptions
                                                       Stock        Receivable        Total
Balance at January 1, 1993                             $(1,906)     $(337,413)        $453,543
Subscriptions collected                                      -        100,000          100,000
Accrued interest on subscriptions receivable                 -         (1,944)          (1,944)
Common stock issued                                          -              -            6,744
Preferred stock dividend                                     -              -          (18,453)
Net earnings                                                 -              -          106,713

Balance at December 31, 1993                            (1,906)      (239,357)         646,603
Subscriptions collected                                      -        113,139          113,139
Common stock issued                                          -              -           86,072
Retirement of common stock held in treasury              1,906              -                -
Preferred stock dividend                                     -              -          (14,593)
Acquisition of preferred stock for treasury           (115,000)             -         (115,000)
Retirement of preferred stock                          110,000              -           (5,000)
Net loss                                                     -              -         (272,370)

Balance at December 31, 1994                            (5,000)      (126,218)         438,851
Subscriptions collected                                      -        126,218          126,218
Preferred stock dividend                                     -              -          (12,481)
Net earnings                                                 -              -            8,902
Acquisition of preferred stock for treasury            (30,000)             -          (30,000)

Balance at December 31, 1995                          $(35,000)             -         $531,490

The accompanying notes are an integral part of these financial statements.

                      Clark Melvin Securities Corporation

                            STATEMENTS OF CASH FLOWS

                            Years ended December 31,


                                                              1995            1994           1993
Increase (decrease) in cash
Cash flows from operating activities
    Net earnings (loss)                                   $     8,902      $(272,370)     $ 106,713
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                       44,652         51,701         80,922
           Compensation paid with common stock                      -              -          6,744
           Decrease (increase) in operating assets:
                Receivables
                    Clearing broker deposit                   (25,979)             -              -
                    Brokers and dealers                      (147,872)       292,177       (229,382)
                    Employee advances                           9,661        (14,540)        16,154
                    Other                                     (64,058)         9,701          1,385
                Firm trading securities                         4,800         (4,784)        25,008
                Other assets                                    8,380         (1,421)        (3,035)
            Increase (decrease) in operating liabilities
                Payable to clearing broker                     (5,188)        (6,082)         6,282
                Securities sold short                               -       (107,950)       106,250
                Accounts payable and accrued
                    liabilities                               124,022         (3,983)       (31,683)
                                                              (51,582)       214,819        (21,355)
                        Net cash (used in) provided by
                            operating activities              (42,680)       (57,551)        85,358

Cash flows from investing activities
    Purchases of office equipment and leasehold
        improvements                                          (10,936)       (35,856)       (34,740)
                        Net cash used in investing
                            activities                        (10,936)       (35,856)       (34,740)


The accompanying notes are an integral part of these financial statements.


                                          Clark Melvin Securities Corporation

                                         STATEMENTS OF CASH FLOWS (CONTINUED)

                                               Years ended December 31,

- ------------------------------------------------------------------------------------------------------------

                                                                   1995               1994              1993
                                                                   ----               ----              ----
Cash flows from financing activities
    Collections on subscriptions receivable                        126,218            113,139            98,056
    Acquisition of treasury stock                                  (30,000)          (115,000)                -
    Proceeds from issuance of common stock                               -             84,166                 -
    Payment of dividends on preferred stock                        (12,481)           (14,593)          (18,453)
    Purchase of treasury stock                                           -             (3,094)                -

                      Net cash provided by
                          financing activities                      83,737             64,618            79,603

                      NET INCREASE (DECREASE)
                          IN CASH                                   30,121           (28,789)           130,221

Cash at beginning of year                                          235,122            263,911           133,690

Cash and at end of year                                          $ 265,243          $ 235,122         $ 263,911


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION

      Cash paid during the year for interest                     $   2,687          $  16,180         $   6,613


SUPPLEMENTAL DISCLOSURE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES

        Retirement of common stock held in treasury              $       -          $   1,906         $       -

The accompanying notes are an integral part of these financial statements.

                                Clark Melvin Securities Corporation

                                   NOTES TO FINANCIAL STATEMENTS
                           Years ended December 31, 1995, 1994 and 1993


NOTE 1 - DESCRIPTION OF BUSINESS

   Clark Melvin Securities Corporation (the Company) is incorporated in the State of Delaware. The Company is registered as a broker/dealer in securities with the Securities and Exchange Commission. In this capacity, it executes principal transactions and performs underwriting and investment banking services. The Company conducts business primarily with its clearing broker on behalf of its customers and for its own proprietary accounts. The Company's customers are primarily located in the mid-Atlantic region and in Puerto Rico.

   In the normal course of its business, the Company may enter into financial transactions where the risk of potential loss due to changes in the market (market risk) or failure of the other party to the transaction to perform (credit risk) exceeds the amounts recorded for the transaction. The nature of these risks, if any, are described in the footnotes.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   In accordance with industry practice, the Company records customer transactions on a settlement date basis which is generally three business days after the trade date. Revenues and expenses on a trade date basis are not materially different from revenues and expenses on a settlement date basis. The Company is exposed to risk of loss on these transactions should customers or brokers become unable to meet the terms of their contracts. As a result, the Company may have to purchase or sell the financial instruments at prevailing market prices.

   Firm trading and investment securities are carried at market quotations. Changes in unrealized appreciation or depreciation of such securities are reflected in the statement of operations with interest and other income.

   In the normal course of business, the Company's customers may sell securities short. The Company's policy is to obtain cash or securities as collateral for customers' short positions. Subsequent market fluctuations may require the Company to obtain additional collateral from the customers.

                                Clark Melvin Securities Corporation

                                    NOTES TO FINANCIAL STATEMENTS

                           Years ended December 31, 1995, 1994 and 1993


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Office equipment and leasehold improvements are recorded at cost. Office equipment is depreciated using accelerated methods over useful lives of five to seven years. Leasehold improvements are amortized on the straight-line method over the lesser of the estimated economic useful life of the improvements or the remaining term of the lease. Included in other assets are organization expenses of $800 and $6,800 in 1995 and 1994, respectively, which are being amortized over 60 months on the straight-line method.

   The earnings or loss per share of common stock is calculated by dividing the net earning or loss, adjusted for the preferred stock dividend requirement, by the weighted average number of common shares outstanding during the year (18,523,096 in 1995, 17,853,375 in 1994, and 16,970,749 in 1993). The effect of assuming exercise of warrants outstanding has not been considered because the market price of the common stock obtainable has never been higher than the exercise price.

   In preparing financial statements in conformity with General Accepted Accounting Principles (GAAP), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 3 - RELATED PARTY TRANSACTIONS

   Major stockholders are also officers of the Company. Compensation expense for the Chairman of the Executive Committee was approximately $178,800, $119,300, and $170,200 in 1995, 1994 and 1993, respectively based primarily on commissions earned as a broker of the Company. The President and CEO, also a major stockholder, earned compensation of approximately $117,000, $135,800 and $88,000 in 1995, 1994 and 1993, respectively. A significant portion of his compensation was based on commissions earned.

                             Clark Melvin Securities Corporation

                                NOTES TO FINANCIAL STATEMENTS

                         Years ended December 31, 1995, 1994 and 1993


NOTE 3 - RELATED PARTY TRANSACTIONS - Continued

   A member of the Board of Directors is a partner of a law firm that provides legal services to the Company. Fees incurred for such services provided during 1994 and 1993 were approximately $20,000 and $12,000, respectively. No fees were charged during 1995.

NOTE 4 - FIRM TRADING SECURITIES

   Firm trading securities in 1994 consisted solely of corporate equities.

NOTE 5 - PAYABLE TO CLEARING BROKER

   Substantially all of the clearing and depository operations for the Company's proprietary transactions were performed by a clearing broker pursuant to a clearance agreement. Amounts due the clearing broker at December 31, 1995 and 1994 represent fees for services provided.

   The Company has agreed to indemnify the clearing broker for losses the clearing broker may sustain as a result of the failure of the Company's customers to satisfy their obligations in connection with their securities transactions. As of December 31, 1995, no customers of the Company held short or unsecured positions.

NOTE 6 - COMMITMENTS

   The Company conducts its operations in two facilities under non-cancelable operating leases expiring in March and July 1996. At the end of their term, the leases are renewable at the then fair rental values. Total lease expense for the year was $153,467, $161,412 and $148,303 in 1995, 1994 and 1993,
   respectively. The minimum rental commitment through the end of the present lease terms is approximately $140,000.

                           Clark Melvin Securities Corporation

                               NOTES TO FINANCIAL STATEMENTS

                       Years ended December 31, 1995, 1994 and 1993


NOTE 6 - COMMITMENTS - Continued

   The Company leased through 1994 certain office furniture from a company owned by a relative of a major shareholder. The rent under the lease, which was $20,400 and $12,200 in 1994 and 1993, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY

   The authorized, issued and outstanding shares of capital stock were as follows:

  (bullet) Preferred stock,  cumulative,  $1.00 par value, callable;  authorized
           1,000,000 shares; issued 145,000 shares in 1995 and 1994 (in treasury 35,000 and 5,000 shares at December 31, 1995 and 1994, respectively).

  (bullet) Common stock,  $.01 par value;  authorized  40,000,000  shares;
           issued 18,523,096 in 1995 and 1994.

   During 1994, the Company issued 1,195,460 shares of restricted common stock.

   The preferred stock is callable at $1.00 per share upon 30 days written notice to the holders. Dividends at the annual rate of 1% over the prime rate, as determined on the date of restricted payment, are payable quarterly. As of December 31, 1995, all cumulative dividends had been declared and paid. Substantially all outstanding preferred shares are held by related parties. During 1994, 115,000 shares of preferred stock were acquired of which 110,000 were retired. During 1995, 30,000 shares of preferred stock were acquired and held in treasury.

   In January 1989 the Board of Directors adopted a restricted stock award plan and a stock option plan. Under the stock award plan, restricted common stock may be granted to each of key employees. Shares are subject to forfeiture if the recipient terminates employment with the Company prior to completion of a vesting period. The vesting period is two years from the date of grant with one half of the shares vesting after the first year. The market value of shares granted is amortized to compensation expense over the periods in which the employees are providing the related services. As of December 31, 1995, the Board of Directors had granted to twenty-two employees 1,500,000 shares in the aggregate.

                            Clark Melvin Securities Corporation

                                NOTES TO FINANCIAL STATEMENTS

                        Years ended December 31, 1995, 1994 and 1993


NOTE 7 - STOCKHOLDERS' EQUITY - Continued

   Under the stock option plan, a total of 250,000 shares of common stock may be purchased by certain key employees and directors. Incentive stock options and non-qualified stock options may be granted under the plan. Discounts from options granted at exercise prices that are less than the fair market value of the common stock at the date of grant are amortized to compensation expense over the period in which the employees are providing the related services. No stock had been purchased under the stock option plan as of December 31, 1995.

   In 1994, the Company approved a separate stock option plan for its President and CEO. Under the stock option plan, a total of 1,752,500 shares of common stock may be purchased at $.05 a share over the next five years. No stock had been purchased under the stock option plan as of December 31, 1995.

   At December 31, 1994, the Company had outstanding 1,391,260 common stock purchase warrants that were exercisable at $.10 per share through July 22, 1995 (in treasury 2,500 at December 31, 1994). These warrants expired without being exercised.

   Subscriptions receivable arose from the sale of common stock in 1991 for four notes receivables of $100,000, each maturing in 1993 through 1994, plus interest at 7%. A subscription for an additional $500,000 of common stock was rescinded during 1993. In accordance with SEC accounting rules, subscriptions receivable are shown as a reduction in stockholders' equity. All subscriptions receivable had been collected as of December 31, 1995.

NOTE 8 - INCOME TAXES

   During 1992, the Company Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Temporary differences between amounts reported for financial reporting purposes and income tax purpose are insignificant. The deferred tax asset related to the Company's loss carryforwards amounts to approximately $751,000 and $754,000 at December 31, 1995 and 1994, respectively. The full amount of this asset was reserved.

   Net operating loss carryforwards for income tax purposes are approximately $2,098,000 and expire as follows: $3,000 in 2003, $172,000 in 2004, $515,000 in 2005, $884,000 in 2006, $249,000 in 2007 and $275,00 in 2009.

                                               1995         1994         1993
                                               ----         ----         ----

    Federal statutory income tax rate            34%          34%          34%
                                               ====         ====         ====

    Income taxes (benefit) at Federal
       statutory rate                      $ 14,790     $(92,606)    $ 36,282

    Effect of net operating loss
       carryforward deferred (utilized)     (14,790)      92,606      (36,282)
                                            -------      -------      -------

    Income tax                             $     -      $     -      $     -
                                            =======      =======      =======


NOTE 9 - NET CAPITAL REQUIREMENTS

   As a registered broker dealer and member of the National Association of Securities Dealers, Inc., the Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. As applied to the Company, the Rule requires minimum net capital of $100,000. As of December 31, 1995 the Company had net capital of $358,274, which was $258,274 in excess of its requirement.

                      Clark Melvin Securities Corporation

                         NOTES TO FINANCIAL STATEMENTS

                  Years ended December 31, 1995, 1994 and 1993


NOTE 10 - CONCENTRATION OF CREDIT RISK - CASH

   The Company maintains its cash accounts in one financial institution in Maryland. At times, cash balances may exceed federally insured limits. The Company has not experienced any losses in such account and believes the Company is not exposed to a significant credit risk.

NOTE 11 - PENDING LITIGATION

   The Company is considering pursuing arbitration proceedings against a former broker in its Puerto Rico office as a result of losses and complaints from certain clients regarding unauthorized trading. In 1994, the Company charged approximately $154,000 against earnings for this and another unrelated claim as nonrecurring expenses that are included in other expenses in the statement of operations.

   Three former customers have filed suits claiming damages of $542,000 in connection with these allegations. The actual trading loss to the plaintiffs aggregated approximately $184,000. One other party's claim was dismissed because the plaintiff had executed an arbitration agreement. That individual has not filed an arbitration claim and suffered no trading loss.

   Management believes it has meritorious defenses and will prevail against all parties. However, in the interest of conservatism, it has provided an additional reserve, in 1995, of $33,000 against the litigation and costs associated with these suits.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

                  None.


                                    PART III

Item 10. Directors and Executive Officers.

                  For information with respect to the executive officer of the Company who is not a director, see "Item 4A - Executive Officers of the Company". For information with respect to the directors of the Company, see information set forth under the caption "Election of Directors" in the Company's Information Statement issued in connection with the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

Item 11. Executive Compensation.

                  The information required by this item is contained under the caption "Management Compensation" in the Company's Information Statement issued in connection with the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's Information Statement issued in connection with the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

                  The information required by this item is contained under the caption "Certain Transactions" in the Company's Information Statement issued in connection with the Company's 1996 Annual Meeting of Stockholders, incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      The following documents are filed as a part of this report:

1.       The following report and financial statements have been included under
         Item 8 of this Report:

                  Report of Independent Certified Public Accountants

                  Statements of Financial Condition

                  Statements of Earnings

                  Statements of Changes in Stockholders' Equity

                  Statements of Cash Flows

                  Notes to Financial Statements

The schedules to the financial statements for which provision is made in the accounting regulations of the Commission are not applicable, not required or the information is included in the financial statements or notes thereto and therefore have been omitted.

3.       Exhibits

         3.1.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with Registration Statement on Form S-18 (No. 33-20106A)).

         3.1.2 Certificate of Correction to the Certificate of incorporation of the Company, dated May 18, 1989 (incorporated by reference to Exhibit 3.1.2 filed with Form 10-K for the year ended December 31, 1989).

         3.1.3 Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 18, 1989 (incorporated by reference to Exhibit 3.1.3 filed with Form 10-K for the year ended December 31, 1989).

         3.1.4 Certificate of Designation dated May 18, 1989 (incorporated by reference to Exhibit 3.1.4 filed with Form 10-K for the year ended December 31, 1989).

         3.1.5 Certificate of Amendment to Certificate of Incorporation of the Company, dated September 27, 1990 (incorporated by reference to Exhibit 3.1.5 filed with Form 10-K for the year ended December 31,
                           1990).

         3.2 By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 filed with Registration Statement on Form S-18 (No. 33-20106A)).

         10.1              Agreement of Lease dated July 24, 1987 between J. R.
                           Annapolis Associates and Clark Melvin Financial Services, Inc. (incorporated by reference to Exhibit 10.2 filed with Form 10-K for the year ended December 31, 1988).

         10.2 First Amendment of Agreement of Lease dated January 15, 1988 between J. R. Annapolis Associates and Clark Melvin Financial Services, Inc. (incorporated by reference to Exhibit 10.3 filed with Form 10-K for the year ended December 31, 1988).

         10.3 Second Amendment to Lease Agreement dated July 19, 1991 by and between J.R. Annapolis Associates,
                           Clark Melvin Financial Services, Inc. and the Company (incorporated by reference to Exhibit 10.3 filed with Form 10-K for the year ended December 31, 1991).

         10.4 Agreement of Lease dated March 28, 1991 between Banco Popular de Puerto Rico and the Company (incorporated by reference to Exhibit 10.4 filed with Form 10-K for the year ended December 31, 1991).

         10.5 Clark Melvin Securities Corporation 1989 Stock Option Plan (incorporated by reference to Exhibit
                           10.4 filed with Form 10-K for the year ended December 31, 1989).

         10.6 Clark Melvin Securities Corporation Stock Bonus Plan (incorporated by reference to Exhibit 10.5 filed with Form 10-K for the year ended

         10.7 Stock Exchange Agreement dated August 17, 1990 by and among Azimuth Capital Corporation, the Azimuth Group, the Company and Lawrence T. Lewis, III (incorporated by reference to Exhibit 10.6 filed with Form 10-K for the year ended December 31, 1990).

         21. Subsidiaries of the Company (incorporated by reference to Exhibit 22 filed with Form 10-K for the year ended December 31, 1991).

(b) The Company did not file a report on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CLARK MELVIN SECURITIES CORPORATION
                                                      (Registrant)

                                           By:    /s/Irene M. Harr
                                                    Irene M. Harr
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                           Date: March 28, 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

     Signature                         Title                         Date

/s/ Cesar A. Montilla, Jr.   Chairman, President, Chief         March 28, 1996
Cesar A. Montilla, Jr.       Executive Officer and Director
                             (Principal Executive Officer)

/s/ Irene M. Harr            Senior Vice President and Chief    March 28, 1996
Irene M. Harr                Financial Officer (Principal
                             Financial and Accounting Officer)

/s/ James Finn               Director                           March 28, 1996
James Finn

/s/ Aurelio Emanuelli        Director                           March 28, 1996
Aurelio Emanuelli