Form 10-Q
period 1996-03-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-05-16
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                Quarterly Report Under Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For Quarter Ended:   March 31, 1996

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

                           YES   X          NO __

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of March 30, 1996 was 18,523,096.

                          PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

                       CLARK MELVIN SECURITIES CORPORATION


STATEMENTS OF FINANCIAL POSITION                       (Unaudited)

                                                         March 31          December 31,
                                                          1996                 1995

                                                      --------------      ---------------

ASSETS

Cash                                                    $   320,997       $   265,243
Receivables
  Brokers and dealers                                        88,659           275,886
  Employee advances/receivables
  Other                                                      14,126            15,990
Firm trading securities & investments at market

Deposit with clearing broker                                107,318           125,979
Office and transportation equipment and leasehold
  improvements, net of accumulated depreciation

  and amortization of $317,051 and $290,995                  47,100            55,229
Other                                                        38,571            26,627
                                                        -----------       -----------
  Total Assets                                          $   616,771       $   764,954
                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker                              $     2,622       $     6,095
Accounts payable and accrued liabilities                     90,933           194,370
                                                        -----------       -----------
  Total liabilities                                     $    93,555       $   200,465

Stockholders' equity

  Cumulative, callable preferred stock, prime rate

    plus 1%, 145,000 shares issued and outstanding      $   145,000       $   145,000
  Common stock, $.01 par value; 40,000,000 shares
   authorized, 18,523,096 issued and outstanding            185,231           185,231
Additional paid-in capital                                2,888,028         2,888,028
Accumulated deficit                                      (2,651,769)       (2,660,671)
Treasury stock - preferred                                  (35,000)          (35,000)
Subscriptions and interest receivable                          --
Current period profit                                   $    (8,274)           41,902
                                                        -----------       -----------
  Total stockholder's equity                            $   523,216       $   564,490
                                                        -----------       -----------

  Total liabilities & stockholders' equity              $   616,771       $   764,955
                                                        ===========       ===========


                       CLARK MELVIN SECURITIES CORPORATION

                             STATEMENT OF OPERATIONS

                                   (Unaudited)


                                             Three Months Ended
                                                  March 31,

                                             1996         1995

Revenues:

  Commissions & Principal Transactions    $ 318,870    $ 257,133
  Advisory and fee Income                    87,697       45,722
  Interest and other                         45,729       34,948
                                           ---------    ---------
    Total Revenues                        $ 452,296    $ 337,803


Expenses:

  Compensation and benefits               $ 248,669    $ 243,869
  Clearing Fees                              39,658       35,101
  Occupancy                                  34,319       77,184
  Business development                        9,703         (524)
  Interest                                      244          454
  Communications                             45,832       49,294
  Other                                      82,145       23,025
                                           ---------    ---------
    Total Expenses                        $ 460,570    $ 428,403

Profit (Loss) before income taxes         $  (8,274)   $ (90,600)
                                           ---------    ---------

Income Taxes

  Current tax expense                        (2,813)    -
  Benefit of loss carryover                   2,813     -
                                           ---------    ---------

Net profit (loss)                         $  (8,274)   $ (90,600)
                                           =========    =========


Profit (Loss) per common share (Note 3 )  $  (0.00)    $   (0.01)
                                          =========    =========

     Accompanying notes are an integral part of these financial statements.

                       CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                       (Unaudited)

                                                                     Three Months Ended
                                                                         March 31,

                                                                  1996             1995
Increase (decrease) in cash

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net profit (loss)                                            $  (8,248)      $ (90,599)
  Adjustments to reconcile net profit (loss) to net
    cash (used for) provided by operating activities:

    Depreciation and amortization                                 10,913          12,756
    (Increase) decrease in operating assets:
      Receivables:

        Brokers and dealers                                      187,227         (14,196)
        Employee advances                                         (3,500)         (2,188)
        Other                                                      4,560           7,971
     Firm trading securities/Investments                           2,590           4,800
  Securities sold short                                           10,111
     Other                                                        (1,401)
    Increase (decrease) in operating liabilities:

      Payable to clearing broker                                    (884)          6,047
      Accounts payable and accrued liabilities                  (138,951)        (48,715)

                                                               ---------       ---------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES           $  63,818       $(125,525)
                                                               =========       =========

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of office equipment and leasehold improvements      $  (2,784)      $    (775)
  Proceeds from sales of other investments                             0
                                                               ---------       ---------

NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES           $  (2,784)      $    (775)
                                                               =========       =========

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of common stock                                     $               $
  Payment of preferred stock dividend
  Redemption of preferred stock
  Payment of subscriptions                                       100,000
                                                               ---------       ---------

NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES           $       0       $ 100,000
                                                               =========       =========

NET DECREASE IN CASH AND CASH EQUIVALENTS                      $  61,034       $ (26,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 265,243         235,122

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 326,277       $ 208,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for interest                       $     244       $     454


   The accompanying notes are an integral part of these financial statements.

                       CLARK MELVIN SECURITIES CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

The statement of financial position as of March 31, 1996, the statements of operations for the three month period ended March 31, 1996, and 1995 and the statements of cash flows for the three month period ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Shareholder Report.

The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.       Firm Trading Securities
Firm trading securities consisted of the following:

                                            March 31,         December 31,
                                              1996               1995

Corporate Equities                          $ 2,590             $ 0.00


3.       Stockholders' Equity

Profit (Loss) per share of common stock is calculated by dividing net profit
(loss), less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which was 18,523,096 shares.

4.       Income Taxes

During 1992 the Company adopted Financial Accounting Statement No. 109, Accounting for Income Taxes. The Company recorded no benefit from income taxes in 1995 and a valuation allowance was provided for the deferred asset of $751,000.

Temporary differences between amounts reported for financial reporting purposes and income tax purposes are insignificant.

5.       Net Capital Requirements

The Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. The Rule also provides that equity capital may not be withdrawn or cash dividends paid if the resulting net capital ratio would exceed 10 to 1.

As of March 31, 1996 the Company has net capital of approximately $420,747 which was approximately $320,747 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .31. As of December 31, 1995 the Company had net capital of approximately $466,094, which was approximately $346,094 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .43 to 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Revenues

Total revenues increased 34% for the first quarter of 1996 compared to the first quarter of 1995.

Commission and principal revenues increased by 24% due to increases in all areas of equity and option transactions.

Interest and other income increased by 31% for the first quarter, primarily due an increase of cash available for investment.

The 92% increase for the first quarter in advisory and fee income over the same periods in 1995 is primarily due to increased volume of activity.

Expenses

Overall, expenses increased 7% for the first quarter of 1996 compared to the first quarter of 1995.

Compensation and benefits were comparable in the first quarter of 1996 to the same period in 1995.

The 13% increase in the first quarter ending March 31, 1996 in clearing and exchange expenses is due to increased transactions over the same period in 1995.

The 55% decrease for the first quarter in occupancy expenses over the same period in 1995 is due to a move made by the Annapolis office to smaller quarters and a drop in equipment leasing expenses resulting from the completion of a lease-purchase agreement.

Actual business development expenses for the first quarter of 1996 were comparable with expenses made during the same period of 1995. The 1995 first quarter expenses included a prepayment of advertising expenses related to promotion of tax credit seminars which was not repeated during the first quarter in 1996.

The 7% decrease in communication expenses for the first quarter of 1996 is due to continuing cost-cutting measures.

The 256% increase in other expenses for the first quarter of 1996 is due to primarily ongoing accounting reclassifications.

Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of March 31, 1996, the Company's net capital was approximately $420,747, which was approximately $320,747 in excess of its required net capital.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Clark Melvin Securities Corporation
                                                        (Registrant)

                                            By:      _______________________
                                                     Irene M. Harr
                                                     Chief Financial Officer

                                            By:      _______________________
                                                     Cesar A. Montilla, Jr.
                                                     President and CEO

Date:    April 30, 1996