Form 10KSB/A
period 1995-12-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-05-29
CIK 829596

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549


                                   FORM 10-KSB

                                Amendment No. 1


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

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                           Date: May 28, 1996