Form 10-Q/A
period 1996-03-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-06-18
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                Form 10-Q / A-1

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

                           YES   X          NO

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of March 31, 1996 was 18,523,096.

                         PART 1: FINANCIAL INFORMATION



                       CLARK MELVIN SECURITIES CORPORATION
                         STATEMENT OF FINANCIAL POSITION

                                                                               (Unaudited)
                                                                                March 31          December 31,
                                                                                  1996               1995
ASSETS
Cash                                                                        $   321,097        $     265,243
Receivables:
   Brokers and dealers                                                           88,659              201,123
   Employee advances/receivables                                                 10,900               15,990
   Other                                                                          3,226               74,763
Firm trading securities & investments at market                                   2,590
Deposit with clearing broker                                                    107,318              125,979
Office and transportation equipment and leasehold
   improvements, net of accumulated depreciation
   and amortization of $317,051 and $290,995                                     47,100               54,426
Other                                                                            35,981               27,430
                                                                            ------------       --------------
     Total Assets                                                           $   616,871        $     764,954
                                                                            ============       ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Payable to clearing broker                                                  $     2,590        $       6,095
Accounts payable and accrued liabilities                                         91,040              227,369
                                                                            ------------       --------------
     Total Liabilities                                                      $    93,630        $     233,464

Stockholders' equity
Cumulative, callable preferred stock, prime rate
  plus 1%, 145,000 shares issued and outstanding                            $   145,000        $     145,000
Common stock, $.01 par value; 40,000,000 shares
  authorized, 18,523,096 issued and outstanding                                 185,231              185,231
Additional paid-in capital                                                    2,888,028            2,888,028
Accumulated deficit                                                          (2,651,769)          (2,660,671)
Treasury stock - preferred                                                      (35,000)             (35,000)
Subscriptions and interest receivable                                           -
Current period profit                                                       $    (8,249)               8,902
                                                                            ------------       --------------
     Total Stockholder's Equity                                             $   523,241        $     531,490
                                                                            ------------       --------------

     Total Liabilities & Stockholders' Equity                               $   616,871        $     764,954
                                                                            ============       ==============

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS


                                                                   (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                            1996                 1995

REVENUES
Commissions & Principal Transactions                   $      318,870       $      257,133
Advisory and fee Income                                        87,697               45,722
Interest and other                                             45,729               34,948
                                                        --------------      ---------------
     Total Revenues                                    $      452,296       $      337,803


EXPENSES
Compensation and benefits                              $      248,669       $      243,869
Clearing Fees                                                  39,658               35,101
Occupancy                                                      34,319               77,184
Business development                                            9,703                 (524)
Interest                                                          244                  454
Communications                                                 45,807               49,294
Other                                                          82,145               23,025
                                                        --------------      ---------------
     Total Expenses                                    $      460,545       $      428,403

Profit (Loss) before Income Taxes                      $       (8,249)      $      (90,600)
                                                        --------------      ---------------

Income Taxes:
   Current tax expense                                         (2,813)            -
   Benefit of loss carryover                                    2,813             -
                                                        --------------      ---------------

Net Profit (Loss)                                      $       (8,249)      $      (90,600)
                                                       ===============      ===============


Profit (Loss) per common share                         $        (0.00)      $        (0.01)
                                                       ===============      ===============





     Accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                     (Unaudited)
                                                                  Three Months Ended
                                                                       March 31,
                                                                 1996             1995
Increase (decrease) in cash
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit (loss)                                            $    (8,249)     $    (90,599)
 Adjustments to reconcile net profit (loss) to net
 cash (used for) provided by operating activities:
  Depreciation and amortization                                    10,913            12,756
  (Increase) decrease in operating assets:
     Receivables:
      Brokers and dealers                                         187,227           (14,196)
      Employee advances                                            (3,500)           (2,188)
      Other                                                         4,560             7,971
    Firm trading securities/Investments                            (2,590)            4,800
    Securities sold short
    Other                                                          10,111            (1,401)
  Increase (decrease) in operating liabilities:
    Payable to clearing broker                                       (884)            6,047
    Accounts payable and accrued liabilities                     (138,950)          (48,715)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES          $    58,638      $   (125,525)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of office equipment and leasehold improvements     $    (2,784)     $       (775)
  Proceeds from sales of other investments
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES          $    (2,784)     $       (775)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    $                $
  Payment of preferred stock dividend
  Redemption of preferred stock
  Payment of subscriptions                                                          100,000
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES          $         0      $    100,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                     $    55,854      $    (26,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  265,243           235,122

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $   321,097      $    208,822

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $       244      $        454

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

Interest and other income increased by 31% for the first quarter, primarily due to an increase of cash available for investment.

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

The 56% decrease for the first quarter in occupancy expenses over the same period in 1995 is due to a move made by the Annapolis office to smaller quarters and a drop in equipment leasing expenses resulting from the completion of a lease-purchase agreement.

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

The 257% increase in other expenses for the first quarter of 1996 is due primarily to ongoing accounting reclassifications.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Clark Melvin Securities Corporation
                                                            (Registrant)


                                                   /s/ Irene M. Harr
                                          By:      _______________________
                                                   Irene M. Harr
                                                   Chief Financial Officer


                                                   /s/ Cesar A. Montilla, Jr.
                                          By:      _______________________
                                                   Cesar A. Montilla, Jr.
                                                   President and CEO
Date:    June 5, 1996