Form 10-Q
period 1996-06-30
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-08-15
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934


For Quarter Ended:  June 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    YES   X            NO

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of June 30, 1996 was 18,523,096.

       PART 1: FINANCIAL INFORMATION



                      CLARK MELVIN SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL POSITION

                                                        (Unaudited)
                                                          June 30    December 31
                                                           1996         1995
    ASSETS
    Cash & Savings                                  $    247,928   $    265,243
    Deposit with Clearing Broker                         109,497        125,979
    Broker & Dealer Receivable                           111,213        201,123
    Accounts Receivable                                   21,248         90,753
    Firm Trading Securities & Investments                      0              0
    Prepaid Expenses                                      27,750         26,627
    Total Current Assets                            $    517,636   $    709,725

    Furniture/Fixtures/Leasehold
     (net of accum. depreciation and amortization)  $     41,241   $     54,426
    Organizational Expenses                                    0            803
    Total Long-Term Fixed Assets                          41,241         55,229

         Total Assets                               $    558,877   $    764,954


    LIABILITIES AND STOCKHOLDERS' EQUITY
    Liabilities
    Payable to clearing broker                      $      2,751   $      6,095
    Accounts payable and accrued liabilities              99,345        227,369
    Total Liabilities                               $    102,096   $    233,464

    Stockholders' equity
    Common stock,  40,000,000 shares
          18,523,096 issued & outstanding           $    185,231   $    185,231
    Preferred stock, 145,000 shares                      145,000        145,000
    Additional Paid-in Capital                         2,888,028      2,888,028
    Retained Earnings                                 (2,656,899)    (2,660,671)
    Treasury stock - preferred                           (35,000)       (35,000)
    Current Period Profit / (Loss)                       (69,579)         8,902
    Total Stockholder's Equity                      $    456,781   $    531,490

         Total Liabilities & Stockholders' Equity   $    558,877   $    764,954

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS



                                                    (Unaudited)
                                                  Six Months Ended
                                                      June 30,
                                                 1996           1995
    REVENUES
    Commissions                            $    669,271    $   833,634
    Advisory and Fee Income                     167,660        154,745
    Interest / Dividends                         10,083          8,772
    Margin                                       21,291         13,105
    Trailer Fees                                 31,309         22,823
    Miscellaneous                                21,884         25,072
    Total Revenues                         $    921,498    $ 1,058,151


    EXPENSES
    Compensation and Benefits              $    515,673    $   669,491
    Clearing Fees                                72,967         69,377
    Occupancy                                    69,344         87,992
    Business Development                         32,415         62,627
    Interest                                      2,833          1,077
    Communications                               96,023        100,354
    Other                                       201,822        124,769
    Total Expenses                         $    991,077    $ 1,115,687

    Profit / (Loss) Before Income Taxes    $    (69,579)   $   (57,536)

    Income Taxes:
       Current Tax Expense                        -              -
       Benefit of Loss Carryover                  -              -

    Net Profit (Loss)                      $    (69,579)   $   (57,536)


    Profit (Loss) per common share         $      (0.00)   $     (0.00)



     Accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
                                                             Six Months Ended
                                                                 June 30,

Increase (Decrease) in cash                                 1996        1995

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                      $  (69,579)   $  (57,536)
Adjustments to reconcile net profit (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization                        16,772        25,819
      (Increase) decrease in operating assets:
             Receivables:
                   Brokers and dealers                    166,821      (249,166)
                   Employee advances                       (9,500)         (103)
                   Other                                     (405)        8,703
             Firm trading securities/Investments                        (76,150)
             Securities sold short
             Other                                         17,857         7,146
      Increase (decrease) in operating liabilities:
             Payable to clearing broker                    (2,632)       95,737
             Accounts payable and accrued liabilities    (128,737)       65,011
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES   $   (9,403)   $ (180,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment and leasehold improvements    (2,784)       (1,775)
Proceeds from sales of other investments                                 (1,500)
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES   $   (2,784)   $   (3,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Payment of preferred stock dividend                      (5,130)       (6,685)
  Redemption of preferred stock
  Payment of subscriptions                                              100,000
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES   $   (5,130)   $   93,315

NET DECREASE IN CASH AND CASH EQUIVALENTS              $  (17,317)   $  (90,499)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD       $  265,243    $  235,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  247,926    $  144,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest               $    2,589    $    1,077



   The accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
The statement of financial position as of June 30, 1996, the statements of operations for the six month period ended June 30, 1996, and 1995 and the statements of cash flows for the six month period ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position at June 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Shareholder Report.

The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

2.       Firm Trading Securities
Firm trading securities consisted of the following:

                                            June 30,          December 31,
                                              1996               1995
Corporate Equities                          $ 0.00             $ 0.00


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

As of June 30, 1996 the Company has net capital of approximately $362,026 which was approximately $262,026 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .28. As of December 31, 1995 the Company had net capital of approximately $358,274, which was approximately $258,274 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .65 to 1.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations

Revenues
Total revenues decreased 13% through the second quarter of 1996 compared to the same period in 1995.

Commission decreased by 20% due to decreases in all areas of equity and fixed income transactions.

The 8% increase for the first six months of 1996 in advisory and fee income over the same period in 1995 is primarily due to increased volume of activity.

Interest and dividend income increased by 15% for the first six months of 1996 compared to that of 1995, primarily due an increase of cash available for investment.

As of June 30, 1996, margin income increased by 62% over the same period in 1995, primarily due to increased activity in this area.

Expenses
Overall, expenses decreased 11% during the first six months of 1996 compared to that of 1995.

Compensation and benefits decreased by 23% due to decreases in all areas of equity and fixed income transactions.

The clearing and exchange expenses through the second quarter of 1996 are comparable to those during the same period in 1995.

The 21% decrease through the second quarter in occupancy expenses over the same period in 1995 is due to a move made by the Annapolis office to smaller quarters as well as a drop in equipment leasing expenses resulting from the completion of a lease-purchase agreement.

Business development expenses decreased by 48% during the second quarter of 1996 compared to expenses made over the same period in 1995. The 1995 first quarter expenses included a prepayment of advertising expenses related to promotion of tax credit seminars which was not repeated during the first quarter in 1996.

The 4% decrease in communication expenses through the second quarter of 1996 is due to continuing cost-cutting measures.

The 62% increase in other expenses for the first six months of 1996 is due primarily to ongoing accounting reclassifications.

Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of June 30, 1996, the Company's net capital was approximately $362,026 which was approximately $242,026 in excess of its required net capital.

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The company's annual meeting of stockholders was held on May 28, 1996, at which the following directors were elected by the votes indicated:

                                                For          Withhold
                                                ---          --------
         Aurelio Emanuelli                      All
         James Finn                             All
         Guillermo L. Martinez                  All
         Cesar Montilla, Jr.                    All
         Pedro R. Vasquez                       All

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Clark Melvin Securities Corporation
                                               (Registrant)

                                     By:      /s/ Irene M. Harr
                                              _______________________
                                              Irene M. Harr
                                              Chief Financial Officer



Date:     August 8, 1996