Form 10-Q
period 1996-09-30
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-10-17
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934


For Quarter Ended:  September 30, 1996

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

           YES   X         NO

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of September 30, 1996 was 18,523,096.

                      CLARK MELVIN SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
The statement of financial position as of September 30, 1996, the statements of operations for the nine month period ended September 30, 1996, and 1995 and the statements of cash flows for the nine month period ended September 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position at September 30, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Shareholder Report.

The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

2.       Firm Trading Securities
Firm trading securities consisted of the following:

                                         September 30,        December 31,
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

As of September 30, 1996 the Company has net capital of approximately $406,382 which was approximately $306,382 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .37. As of December 31, 1995 the Company had net capital of approximately $358,274, which was approximately $258,274 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was .65.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Revenues
Total revenues decreased 5% through the third quarter of 1996 compared to the same period in 1995.

Commission decreased by 16% due to decreases in all areas of equity and fixed income transactions.

The 60% increase for the first nine months of 1996 in advisory and fee income over the same period in 1995 is primarily due to increased volume of activity.

Interest and dividend income increased by 8% for the first nine months of 1996 compared to that of 1995, primarily due an increase of cash available for investment.

As of September 30, 1996, margin income increased by 56% over the same period in 1995, primarily due to increased activity in this area.

Trailer Fees increased by 35% through the third quarter of 1996 compared to the same period in 1995 due to an increase in activity in this area.

Expenses
Overall, expenses decreased 7% during the first nine months of 1996 compared to that of 1995.

Compensation and benefits decreased by 11% due to decreases in all areas of equity and fixed income transactions.

The clearing and exchange expenses through the third quarter of 1996 are comparable to those over the same period in 1995.

The 14% decrease through the third quarter in occupancy expenses over the same period in 1995 is due to a move made by the Annapolis office to smaller quarters as well as a drop in equipment leasing expenses resulting from the completion of a lease-purchase agreement.

Business development expenses decreased by 45% by the third quarter of 1996 compared to expenses made over the same period in 1995. The 1995 first quarter expenses included a prepayment of advertising expenses related to promotion of tax credit seminars which was not repeated during the first quarter in 1996.

The 8% decrease in communication expenses through the third quarter of 1996 is due to continuing cost-cutting measures.

The 27% increase in other expenses for the first nine months of 1996 is due primarily to ongoing accounting reclassifications.

Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of September 30, 1996, the Company's net capital was approximately $406,382 which was approximately $306,382 in excess of its required net capital.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The company's annual meeting of stockholders was held on May 28, 1996, at which the following directors were elected by the votes indicated:
                                            For               Withhold
         Aurelio Emanuelli                  All
         James Finn                         All
         Guillermo L. Martinez              All
         Cesar Montilla, Jr.                All
         Pedro R. Vasquez                   All

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

                                           Clark Melvin Securities Corporation
                                                             (Registrant)

                                           By:      _______________________
                                                    Irene M. Harr
                                                    Chief Financial Officer



Date:     September 15, 1996

                         PART 1: FINANCIAL INFORMATION



                      CLARK MELVIN SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL POSITION

                                                                (Unaudited)
                                                               September 30       December 31
                                                                   1996              1995
ASSETS
Cash & Savings                                              $     266,396     $     265,243
Deposit with Clearing Broker                                      103,097           125,979
Broker & Dealer Receivable                                        237,706           201,123
Accounts Receivable                                                18,023            90,753
Firm Trading Securities & Investments                                   0                 0
Prepaid Expenses                                                   28,637            26,627
                                                             -------------     -------------
Total Current Assets                                        $     653,859     $     709,725

Furniture/Fixtures/Leasehold
 (net of accum. depreciation and amortization)              $      37,916     $      54,426
Organizational Expenses                                                 0               803
                                                             -------------     -------------
Total Long-Term Fixed Assets                                       37,916            55,229

     Total Assets                                           $     691,775     $     764,954
                                                             =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to clearing broker                                  $       2,926     $       6,095
Accounts payable and accrued liabilities                          148,615           227,369
                                                             -------------     -------------
Total Liabilities                                           $     151,541     $     233,464

Stockholders' equity
Common stock,  40,000,000 shares
      18,523,096 issued & outstanding                       $     185,231     $     185,231
Preferred stock, 145,000 shares                                   145,000           145,000
Additional Paid-in Capital                                      2,888,028         2,888,028
Retained Earnings                                              (2,656,899)       (2,660,671)
Treasury stock - preferred                                        (35,000)          (35,000)
Current Period Profit / (Loss)                                     13,874             8,902
                                                             -------------     -------------
Total Stockholder's Equity                                  $     540,234     $     531,490

     Total Liabilities & Stockholders' Equity               $     691,775     $     764,954
                                                             =============     =============

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS



                                                   (Unaudited)
                                                Nine Months Ended
                                                   September 30,
                                               1996            1995

REVENUES
Commissions                                $1,096,835       $1,308,194
Advisory and Fee Income                       302,910          189,447
Interest / Dividends                           15,155           14,093
Margin                                         33,818           21,735
Trailer Fees                                   51,906           38,486
Miscellaneous                                  25,459           27,908
                                           ----------       ----------
Total Revenues                             $1,526,083       $1,599,864

EXPENSES
Compensation and Benefits                  $  871,514       $  982,637
Clearing Fees                                 127,546          125,129
Occupancy                                     104,013          121,261
Business Development                           38,431           70,380
Interest                                        3,904            1,489
Communications                                146,009          157,875
Other                                         220,792          173,734
                                           ----------       ----------
Total Expenses                             $1,512,209       $1,632,505

Profit / (Loss) Before Income Taxes        $   13,874       $  (32,641)
                                           ==========       ==========
Income Taxes:
  Current Tax Expense                           -                 -
  Benefit of Loss Carryover                     -                 -
                                           ----------       ----------
Net Profit (Loss)                          $   13,874       $  (32,641)
                                           ==========       ==========

Profit (Loss) per common share             $     0.00       $    (0.00)
                                           ==========       ==========



     Accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                                   (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,

Increase (Decrease) in cash                                      1996        1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                            $ 13,874    $ (32,641)
Adjustments to reconcile net profit (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization                            22,396       40,278
      (Increase)  decrease in operating assets:
             Receivables:
                   Brokers and dealers                         38,181      (99,635)
                   Employee advances                           (5,756)       2,715
                   Other                                        4,702        7,523
             Firm trading securities/Investments                             4,800
             Securities sold short
             Other                                             19,893      (21,197)
      Increase (decrease) in operating liabilities:
             Payable to clearing broker                        (3,169)       4,059
             Accounts payable and accrued liabilities         (78,755)      20,686
                                                             --------    ---------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES         $ 11,366    $ (73,412)
                                                             ========    =========
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment and leasehold improvements        (5,083)      (4,189)
Proceeds from sales of other investments                                    (1,500)
                                                             --------    ---------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES         $ (5,083)   $  (5,689)
                                                             ========    =========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Payment of preferred stock dividend                          (5,130)      (9,426)
  Redemption of preferred stock                                            (30,000)
  Payment of subscriptions                                                 100,000
                                                             --------    ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         $ (5,130)   $  60,574
                                                             ========    =========
NET DECREASE IN CASH AND CASH EQUIVALENTS                    $  1,153    $ (18,527)
                                                             ========    =========
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             $265,243    $ 235,122
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $266,396    $ 216,595
                                                             ========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                     $  3,904    $   1,489


   The accompanying notes are an integral part of these financial statements.