Form 10-Q/A
period 1996-03-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1996-10-24
CIK 829596

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

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS

                                                      (Unaudited)                       (Unaudited)
                                                   Three Months Ended                Nine Months Ended
                                                      September 30                      September 30
                                                   1996          1995               1996           1995
REVENUES
Commissions                                    $  427,564   $   474,560       $  1,096,835   $  1,308,194
Advisory and Fee Income                           135,250        34,702            302,910        189,447
Interest / Dividends                                5,072         5,321             15,155         14,093
Margin                                             12,527         8,631             33,818         21,735
Trailer Fees                                       20,596        15,663             51,906         38,486
Miscellaneous                                       3,575         2,837             25,459         27,908
                                                ----------   -----------       ------------   ------------
Total Revenues                                 $  604,584   $   541,713       $  1,526,083   $  1,599,864


EXPENSES
Compensation and Benefits                      $  355,841   $   313,145       $    871,514   $    982,637
Clearing Fees                                      43,252        37,386            127,546        125,129
Occupancy                                          34,669        33,269            104,013        121,261
Business Development                                6,016         7,753             38,431         70,380
Interest                                            1,071           412              3,904          1,489
Communications                                     49,986        57,521            146,009        157,875
Other                                              30,298        67,366            220,792        173,734
                                                ----------   -----------       ------------   ------------
Total Expenses                                 $  521,132   $   516,854       $  1,512,209   $  1,632,505

Profit / (Loss) Before Taxes                   $   83,453   $    24,860       $     13,874   $    (32,641)
                                                ==========   ===========       ============   ============
Income Taxes:
   Current Tax Expense                             -            -                  -              -
   Benefit of Loss Carryover                       -            -                  -              -
                                                ----------   -----------       ------------   ------------
Net Profit / (Loss)                            $   83,453   $    24,860       $     13,874   $    (32,641)
                                                ==========   ===========       ============   ============
Profit (Loss) per common share                 $     0.00   $      0.00       $       0.00   $      (0.00)
                                                ==========   ===========       ============   ============

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