Form 10KSB
period 1996-12-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1997-03-31
CIK 829596

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


[ X ]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996

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
                                         (Title of Class)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

                  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                  The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant as of February 28, 1997, was $86,218.

                  The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 28, 1997, was 18,523,096.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  Portions of the Registrant's Information Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

Item 1.  Business.

Overview

                  Clark Melvin Securities Corporation (the "Company"), incorporated in Delaware in December 1987, is the successor by merger to the firm Clark Melvin Securities Corporation, a Maryland corporation which was founded in 1960 as Clark, Melvin & Co., Inc. The Company is engaged in securities brokerage and trading, primarily serving individual investors and financial institutions, from offices located in Annapolis, Maryland and Hato Rey, Puerto Rico. In addition, the Company effects transactions in fixed income, equity and other securities, both as principal and agent. In 1996, the Company's total revenues were derived approximately 62% from individual investors, including interest on margin accounts, 3% from institutional investors and the balance from other activities. The Company is a member of the National Association of Securities Dealers, Inc. (the "NASD").

                  In April 1991 the Company issued 14,461,176 shares of Common Stock in exchange for all of the shares of Azimuth Capital Corporation, a Puerto Rico corporation. In January 1992, the Company consummated the purchase of certain assets of Perkins-DeMaris, Inc., an Annapolis, Maryland based securities brokerage firm.

                  At December 31, 1996, the Company had 31 employees (including 24 registered representatives) in its Hato Rey, Puerto Rico office and 8 employees (including 5 registered representatives) in its Annapolis, Maryland office.

                  The following table sets forth the Company's various sources of revenues for the periods indicated:

                                                       Year Ended
                                                       December 31,
                                  -----------------------------------------------------
                                      1996                 1995                 1994
                                      ----                 ----                 ----
Securities commissions:
     Listed.......................$    459,856           $  441,663          $  325,909
     OTC agency transactions......     405,147              175,629             186,736
     Options......................      98,895               39,294              19,753
     Limited partnerships.........      57,562               17,869             114,481
     Mutual funds.................      41,783               45,022              87,861
Interest and other income.........     300,977              150,395             213,482
Advisory and fee income...........     724,825              306,472             653,048
Principal transactions............     488,535            1,128,470             850,036
                                    ----------           ----------          ----------
     Total revenues...............  $2,577,580           $2,302,814          $2,451,306
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

                  For 1996 and 1995, retail securities commissions constituted approximately 91% and 91%, respectively, of total revenues from securities commissions and approximately 41% and 31%, respectively, of the Company's total revenues. As of December 31, 1996, the Company had approximately 1375 customer accounts for which it carried funds or securities or effected at least one transaction during the preceding 12 months.

Institutional Business

                  The Company is engaged in executing securities transactions for institutional investors such as banks and savings and loans. Such investors normally purchase and sell securities in large quantities which require special marketing and trading expertise.

                  Transactions are executed by the Company acting as broker or as principal. The Company permits discounts from its commission schedule to its institutional customers. The size of such discounts varies with the size of particular transactions and other factors. For 1996 and 1995, revenues derived from broker-dealer services to institutional investors constituted approximately 5% and 28%, respectively, of total revenues from securities commissions and customer-related principal transactions and 3% and 22%, respectively, of the Company's total revenues.

Margin Transactions

                  Transactions in securities may be effected on either a cash or, to a limited extent, margin basis. In a margin account, the customer pays less than the full cost of a security purchased, with the balance of the purchase price being provided as a loan secured by the securities purchased or other securities owned by the investor. The amount of the loan in purchasing securities on margin is subject to the margin requirements of the Board of Governors of the Federal Reserve System (Regulation T, which currently requires 50% equity for the initial purchase of securities) and the Company's internal policies (30% equity or $3.00 per share). In permitting customers to trade securities on margin, there is a risk that market fluctuations may reduce the value of the collateral below the customers' indebtedness and that the customer might otherwise be unable to pay the indebtedness.

                  The customer is charged interest on the margin loan. The rate of interest presently charged to customers is the brokers' call margin rate (the interest rate on bank loans to brokers collateralized by securities) plus an additional amount which varies depending upon the size of the customer's debit balances and level of account activity. For 1996 and 1995, interest income derived from these sources was insignificant.

Principal Transactions

                  Principal transactions revenue is generated from the selling of securities out of the Company's inventory or in a riskless principal transaction. In 1996 and 1995, revenue from principal transactions comprised approximately 19% and 49%, respectively, of the Company's total revenues.

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

                  As of December 31, 1996, the Company had 8 professionals engaged in corporate finance. In 1996 and 1995, revenues from this area constituted 21% and 10%, respectively, of the Company's total revenues.

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

                  As of December 31, 1996, the Company had 2 professionals engaged in identifying potential underwriting opportunities. During fiscal 1996 and 1995, the Company's participation in underwriting syndicates generated revenue constituting 1% and 4%, respectively, of the Company's total revenues.

Other Services

                  The Company also provides investment recommendations and market information to its customers on certain companies in the commercial banking, savings and loan and high technology industries. The Company is registered as an investment adviser with the Securities and Exchange Commission and receives a fee in connection with such services. During fiscal 1996 and 1995, revenue from these activities was not material.

Operations

                  Administrative  and operations  personnel are  responsible for the processing of securities transactions, internal financial controls, accounting functions, office services and the handling of margin accounts. As of December 31, 1996, the Company had four full-time employees performing such functions.

                  The Company records transactions and posts its books on a daily basis. Operations personnel monitor day-to-day operations to assure compliance with applicable laws, rules and regulations. Failure to keep current and accurate books and records can subject the Company to disciplinary action by governmental and self-regulatory organizations.

                  The Company executes transactions on all major exchanges and in the over-the-counter market. The Company clears all of its securities transactions (delivery of securities sold, receipt of securities purchased and transfer of related funds) through the Pershing Division of Donaldson, Lufkin, Jennette Securities Corporation ("DLJ"). The Company pays a fee based on the number and type of transactions performed. Fees paid to DLJ for 1996 were $151,309.

                  The Company is a member of the Securities Investor Protection Corporation ("SIPC"). SIPC provides protection for customers up to $500,000 each, with a limitation of $100,000 for claims for cash balances. In addition, DLJ provides protection for customers up to an additional $50,000,000 per customer (with a limitation of $100,000 for claims for cash balances).

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

Regulation

                  The securities industry in the United States is subject to extensive regulation under federal and state laws. The Securities and Exchange Commission (the "SEC") is the federal agency charged with administration of the federal securities laws. Much of the regulation of broker-dealers has been delegated to self-regulatory organizations, principally the NASD and the national securities exchanges. The self-regulatory organizations adopt rules (which are subject to approval by the SEC) which govern the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions in the states in which they are registered. The Company is currently licensed to conduct business as a broker-dealer in California, Colorado, Illinois, Maryland, New Hampshire, New York, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Virginia, Texas and the District of Columbia.

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

Net Capital Requirements

                  As a registered broker-dealer doing business with the public, the Company is subject to the Uniform Net Capital Rule (Rule 15c3-1) promulgated by the SEC. Securities and Exchange Act Rule 15c3-1 (the "Rule") provides that a broker-dealer shall not permit its aggregate indebtedness to exceed 15 times its net capital, or, alternatively, that its net capital shall not be less than two percent of aggregate debit items (primarily receivables from customers and broker-dealers) computed in accordance with the Rule. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. Both methods allow broker-dealers to increase their customer commitments only to the extent their net capital is deemed adequate to support an increase. The Company computes its net capital under the aggregate indebtedness method. Under the aggregate indebtedness method, a broker-dealer may be required to reduce its business and restrict withdrawal of subordinated capital and may be prohibited from expanding its business and declaring cash dividends if its ratio of aggregate indebtedness to net capital exceeds 12 to 1. If a broker-dealer's ratio of aggregate indebtedness to net capital exceeds 15 to 1, the broker-dealer must cease business. In addition, a broker-dealer in violation of these requirements may be subject to disciplinary actions by the SEC and self-regulatory agencies such as the NASD, including fines, censure, suspension or expulsion. In computing net capital, various adjustments are made to net worth with a view to excluding assets which are not readily convertible into cash and with a view to discounting the firm's position in securities to take into account market risk. Compliance with the Rule may limit those operations of the Company which require the use of its capital for a purpose such as maintaining the inventory required for trading in securities and underwriting securities. As of December 31, 1996 the Company's ratio of aggregate indebtedness to net capital was 1.9 to 1, net capital was approximately $216,326, and the minimum net capital requirement was $100,000.

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

Employees

                  As of December 31, 1996, the Company employed 39 persons, 25 of whom are full-time employees and 14 of whom are part-time employees. Of the full-time employees, 15 are employed as registered representatives and 11 are employed in administration and finance. All of the part-time employees are employed as registered representatives.

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

Item 2.  Properties.

                  The Company's administrative offices currently occupy approximately 4,200 square feet of a facility located at 170 Jennifer Road, Suite 270, Annapolis, Maryland 21401. The Company also leases 4,000 square feet of space in the Banco Popular Center, 1414 Munoz Rivera Avenue, Hato Rey, Puerto Rico 90918, which houses its executive offices. In 1996 and 1995, rental expense was $160,957 and $155,082, respectively.

Item 3.  Legal Proceedings.

                  The Company is involved in litigation before the Commission of Financial Institutions of Puerto Rico, the NASD and the Superior Court of Puerto Rico involving a broker formerly employed in its Puerto Rico Office relating to complaints by certain clients regarding unauthorized trading. The aggregate claims exceed $500,000. See Note 11 to Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 4A. Executive Officers of the Company.

                  Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officer of the Company who is not a director is as follows:

                  IRENE M. HARR, 70, has served as Senior Vice President of the Company and its predecessor since January 1984. Ms. Harr was Chief Financial Officer of the Company and its predecessor from January 1984 until September 1988, and has also served in that position since September 1989.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters.

                  There was no offered bid for the Common Stock during 1995 or 1996.

         The approximate number of stockholders of record as of December 31, 1996 was 360. The Company has never paid cash dividends on its Common Stock, and the Board of Directors currently intends to continue the policy of not paying cash dividends and of retaining all earnings for use in the Company's business.

Item 6.           Selected Financial Data.

                                                                   Years Ended December 31,
                                                                   ------------------------
                                           1996              1995             1994             1993             1992
                                           ----              ----             ----             ----             ----
OPERATING RESULTS
  Revenues                            $2,577,580       $2,302,814        $2,451,306       $2,411,007       $1,790,404

  Operating expenses                   2,386,618        2,293,912         2,723,676        2,304,294        2,064,864
                                      ----------       ----------        ----------       ----------       ----------
(Loss) earnings before
  income taxes                           190,962       $    8,902        $ (272,370)      $  106,713       $ (274,460)
Income taxes
                                               0                0                 0                0                0
                                      ----------       ----------        ----------       ----------       ----------

Net earnings (loss)                      190,962       $    8,902        $ (272,370)      $  106,713       $ (274,460)
                                      ==========       ==========        ==========       ==========       ==========
PER SHARE DATA
Earnings  (loss) per
  common share                        $      .01       $     ----        $    (0.01)      $     0.01       $    (0.01)
                                      ==========       ==========        ==========       ==========       ==========
FINANCIAL POSITION
 Total assets                          1,122,200       $  764,954        $  553,481       $  879,248       $  605,339
Total stockholders'
 equity                               $  712,121       $  531,490        $  438,851       $  646,603       $  453,543


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

                  Highlights of revenues and expenses expressed as a percentage of total revenues for the years ending December 31:

                                        1996                  1995                 1994
                                        ----                  ----                 ----
Revenues:
  Commissions                        $1,063,243            $  717,477           $  734,740
  Principal Transactions                488,535             1,128,470              850,036
  Advisory & Fee Income                 724,825               306,472              653,048
  Interest & Other Income               300,977               150,395              213,482
                                     ----------            ----------           ----------
    Total Revenues                   $2,577,580            $2,302,814           $2,451,306
                                     ==========            ==========           ==========
Expenses as percentages:
   Compensation and benefits                59%                 58.5%                58.8%
   Clearing and exchange fees                8%                  7.1%                 5.8%
   Occupancy and equipment rental           11%                 13.4%                14.6%
   Business development                      4%                  3.2%                 5.6%
   Interest                                 .2%                 .001%                  .7%
   Communications                            8%                  8.7%                 9.6%
    Other                                    9%                  7.0%                16.1%

Revenues

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Total revenues increased 12% through the fourth quarter of 1996 compared to the same period in 1995 due to an increase in completed projects by the corporate division.

         Commissions   increased   by  48%  due  to   increases  in  OTC  agency
transactions, options commissions, and activity with limited partnerships.

         The 137% increase for 1996 in advisory and fee income over the same period in 1995 is primarily due to increased volume of activity in the corporate division.

         Interest and other income through the fourth quarter of 1996 increased by 100% over the same period in 1995 due to the overall increase in company revenue.

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

Expenses

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Overall, expenses increased by 4% through the fourth quarter of 1996 compared to that of 1995.

         Compensation and benefits through the fourth quarter of 1996 are comparable to those over the same period in 1995.

         The 22% increase in clearing and exchange expenses through the fourth quarter of 1996 compared to that of 1995 is due to increased volume.

         The 12% decrease through the fourth quarter in occupancy expenses over the same period in 1995 is due to a move made by the Annapolis office to smaller quarters.

         The 7% decrease in communication expenses through the fourth quarter of 1996 is due to continuing cost-cutting measures.

         Business development expenses increased by 38% by the end of 1996 compared to expenses incurred over the same period in 1995 primarily due to an increase in advertising.

         The 30% increase in other expenses for 1996 compared to 1995 is due primarily to an overall increase in volume and activity.

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

Net (Loss) Earnings and the Provision (Benefit) for Income Taxes

         The Company had net earnings of $190,962 in 1996. The Company has net operating loss carry-forwards that expire at various dates through 2009, which will be available to offset future earnings that otherwise would be subject to federal and state income taxes.

         The Company had net earnings of $8,902 in 1995 compared to a net loss of $272,370 in 1994.

         The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of December 31, 1995, the Company's net capital was approximately $358,274, which exceeded the minimum net capital by $258,274. As of December 31, 1996, the Company's net capital was approximately $216,326, which exceeded the minimum net capital requirement by $116,326.

Financial Position, Liquidity, and Capital Resources

         The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of December 31,
1996,   the

Company's  net  capital  was   approximately   $216,326  which  was
approximately $116,326 in excess of its required net capital.

Item 8.  Financial Statements and Supplementary Data.

                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          18

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION              19

CONSOLIDATED STATEMENTS OF EARNINGS                         20

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  21

CONSOLIDATED STATEMENTS OF CASH FLOWS                       22

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  24

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS


Board of Directors
Clark Melvin Securities Corporation

We have audited the accompanying consolidated statements of financial condition of Clark Melvin Securities Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and per share data and ratios are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clark Melvin Securities Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Baltimore, Maryland
January 23, 1997

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,

================================================================================

            ASSETS                                      1996            1995
                                                     ----------      ----------

Cash                                                 $  405,195      $  265,243
Receivables
   Brokers and dealers                                  129,376         201,123
   Advisory fee                                         300,000              -
   Employee advances                                     20,984          15,990
   Other                                                 79,489          74,763
Deposit with clearing broker                            100,000         125,979
Other                                                    55,008          27,430
Office equipment and leasehold improvements, net
   of accumulated depreciation and amortization of
   $271,073 ($327,879 in 1995)                           32,148          54,426
                                                     ----------      ----------

              Total assets                          $ 1,122,200     $   764,954
                                                     ==========      ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker                          $    12,317     $     6,095
Accounts payable and accrued liabilities                397,762         227,369
                                                    -----------     -----------

              Total liabilities                         410,079         233,464

COMMITMENTS AND CONTINGENCIES                                 -              -

STOCKHOLDERS' EQUITY
   Preferred stock                                      145,000         145,000
   Common stock                                         185,231         185,231
   Additional paid-in capital                         2,888,028       2,888,028
   Accumulated deficit                               (2,471,138)     (2,651,769)
   Treasury stock, at cost                              (35,000)        (35,000)
                                                     ----------       ---------

              Total stockholders' equity                712,121         531,490
                                                     ----------       ---------

              Total liabilities and stockholders'
                equity                              $ 1,122,200      $  764,954
                                                     ==========       =========


    The accompanying notes are an integral part of these financial statements

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Years ended December 31,

================================================================================




                                       1996            1995              1994
                                   ------------    ------------    ------------

Revenues:
    Principal transactions          $  488,535      $1,128,470      $  850,036
    Commissions                      1,063,243         717,477         734,740
    Advisory and fee income            724,825         306,472         653,048
    Interest and other income          300,977         150,395         213,482
                                    ----------      ----------      ----------

           Total revenues            2,577,580       2,302,814       2,451,306

Expenses:
    Compensation and benefits        1,411,957       1,384,134       1,440,221
    Clearing and exchange fees         201,082         164,157         142,590
    Occupancy and equipment rental     271,123         307,547         357,558
    Communications                     185,780         200,116         234,701
    Business development               101,033          73,358         136,756
    Interest                             5,916           2,687          16,180
    Other                              209,727         161,913         395,670
                                    ----------      ----------      ----------

           Total expenses            2,386,618       2,293,912       2,723,676
                                    ----------      ----------      ----------

           EARNINGS (LOSS)          $  190,962      $    8,902      $ (272,370)
                                    ==========      ==========      ==========

Earnings (loss) per common share    $      .01              -       $     (.01)
                                    ==========      ==========      ==========

    The accompanying notes are an integral part of these financial statements

                      Clark Melvin Securities Corporation
                                and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              1996, 1995 and 1994

================================================================================

                                       Preferred Stock                Common Stock
                                   -----------------------      --------------------------
                                    Shares        Amount          Shares          Amount
                                   ---------    ----------      ----------      ----------
Balance at January 1, 1994           260,000    $  260,000      17,332,536       $173,326
    Subscriptions collected                -             -               -              -
    Common stock issued                    -             -       1,195,460         11,954
    Retirement of common stock
        held in treasury                   -             -          (4,900)           (49)
    Preferred stock dividend               -             -               -              -
        Acquisition of preferred
        stock for treasury                 -             -               -              -
    Retirement of preferred stock   (115,000)     (115,000)              -              -
    Net loss                               -             -               -              -
                                    --------    ----------      ----------       --------

Balance at December 31, 1994         145,000       145,000      18,523,096        185,231
    Subscriptions collected                -             -               -              -
    Preferred stock dividend               -             -               -              -
    Net earnings                           -             -               -              -
        Acquisition of preferred
        stock for treasury                 -             -               -              -
                                   ---------    ----------      ----------       --------

Balance at December 31, 1995         145,000       145,000      18,523,096        185,231

    Preferred stock dividend               -             -               -              -
    Net loss                               -             -               -              -
                                   ---------    ----------      ----------       --------

Balance at December 31, 1996         145,000     $ 145,000      18,523,096       $185,231
                                   =========    ==========      ==========       ========



                                       Paid-in        Accumulated        Treasury     Subscription
                                       Capital         (Deficit)          Stock        Receivable        Total
                                      ----------      ------------      ----------     ----------     -----------
Balance at January 1, 1994            $2,815,767      $(2,361,227)      $  (1,906)      $(239,357)     $ 646,603
    Subscriptions collected                    -                -               -         113,139        113,139
    Common stock issued                   74,118                -               -               -         86,072
    Retirement of common stock
        held in treasury                  (1,857)               -           1,906               -              -
    Preferred stock dividend                   -          (14,593)              -               -        (14,593)
        Acquisition of preferred
        stock for treasury                     -                -        (115,000)              -       (115,000)
    Retirement of preferred stock              -                -         110,000               -         (5,000)
    Net loss                                   -         (272,370)              -               -       (272,370)
                                      ----------      -----------       ---------       ---------      ---------

Balance at December 31, 1994           2,888,028       (2,648,190)         (5,000)       (126,218)       438,851
    Subscriptions collected                    -                -               -         126,218        126,218
    Preferred stock dividend                   -          (12,481)              -               -        (12,481)
    Net earnings                               -            8,902               -               -          8,902
        Acquisition of preferred
        stock for treasury                     -                -         (30,000)              -        (30,000)
                                      ----------      -----------       ---------       ---------      ---------

Balance at December 31, 1995           2,888,028       (2,651,769)        (35,000)              -        531,490
    Preferred stock dividend                   -          (10,331)              -               -        (10,331)
    Net loss                                   -          190,962               -               -        190,962
                                      ----------      -----------       ---------       ---------      ---------

Balance at December 31, 1996          $2,888,028      $(2,471,138)      $ (35,000)      $       -      $ 712,121
                                      ==========      ===========       =========       =========      ==========

    The accompanying notes are an integral part of these financial statements

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

================================================================================


Increase (decrease) in cash                                1996              1995               1994
                                                        ----------        ----------         ----------
Cash flows from operating activities
    Net earnings (loss)                                  $ 190,962         $   8,902         $(272,370)
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                    27,361            44,652            51,701
           Changes in operating assets:
                Receivables
                    Clearing broker deposit                 25,979           (25,979)                -
                    Brokers and dealers                     71,747          (147,872)          292,177
                    Employee advances                       (4,994)            9,661           (14,540)
                    Other                                 (304,726)          (64,058)            9,701
                Firm trading securities                          -             4,800            (4,784)
                Other assets                               (27,578)            8,380            (1,421)
                Payable to clearing broker                   6,222            (5,188)           (6,082)
                Securities sold short                            -                 -          (107,950)
                Accounts payable and accrued
                    liabilities                            170,393           124,022            (3,983)
                                                         ---------         ---------         ---------

                        Net cash provided by (used in)
                            operating activities           155,366           (42,680)          (57,551)

Cash flows from investing activities
    Purchases of office equipment and leasehold
        improvements                                        (5,083)          (10,936)          (35,856)
                                                         ---------         ---------         ---------

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, CON'T

                            Years ended December 31,


================================================================================


                                                           1996            1995              1994
                                                        ----------      ----------        ----------
Cash flows from financing activities
    Collections on subscriptions receivable                    -          126,218           113,139
    Acquisition of treasury stock                              -          (30,000)         (115,000)
    Proceeds from issuance of common stock                     -                -            84,166
    Payment of dividends on preferred stock              (10,331)         (12,481)          (14,593)
    Other                                                      -                -            (3,094)
                                                        --------         --------         ---------

                      Net cash (used in) provided by
                          financing activities           (10,331)          83,737            64,618
                                                        --------         --------         ---------

                      NET INCREASE (DECREASE)
                          IN CASH                        139,952           30,121           (28,789)

Cash at beginning of year                                265,243          235,122           263,911
                                                        --------         --------         ---------

Cash and at end of year                                 $405,195         $265,243         $ 235,122
                                                        ========         ========         =========


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION

      Cash paid during the year for interest            $  5,916         $  2,687         $  16,180
                                                        ========         ========          ========


SUPPLEMENTAL DISCLOSURE OF
    NONCASH INVESTING AND
    FINANCING ACTIVITIES

        Retirement of common stock held in
            treasury                                    $      -         $      -         $   1,906

   The accompanying notes are an integral part of these financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

      Clark Melvin Securities Corporation (Clark Melvin) is incorporated in the State of Delaware. Clark Melvin is registered as both a broker/dealer in securities and an investment adviser with the Securities and Exchange Commission. In this capacity, it executes principal transactions and performs underwriting and investment banking services. Clark Melvin conducts business primarily with its clearing broker on behalf of its customers and for its own proprietary accounts. Clark Melvin's customers are primarily located in the mid-Atlantic region and in Puerto Rico.

      The consolidated financial statements include the accounts of Clark Melvin and its wholly-owned subsidiaries, CineFund Management Corporation (Cine) and CMS Credit Corporation (CMS) (collectively "the Company"). Clark Melvin conducts the primary business of the Company. Cine is engaged in the management of Puerto Rico investment funds for which Clark Melvin acts as the underwriting agent. CMS is inactive at December 31, 1996.

      All material intercompany balances and transactions are eliminated in consolidation.

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

      Office equipment and leasehold improvements are recorded at cost. Office equipment is depreciated using accelerated methods over useful lives of five to seven years. Leasehold improvements are amortized on the straight-line method over the lesser of the estimated economic useful life of the improvements or the remaining term of the lease. Included in other assets are organization expenses of $800 in 1996 and 1995, respectively, which have been amortized over 60 months on the straight-line method.

      In 1996, Clark Melvin acquired a noncontrolling 50% interest in Irurena Management Company (Irurena). This investment is accounted for under the equity method. The Company's proportionate share of the net income of Irurena is included in the accompanying consolidated financial statements. The net assets and revenue of Irurena were not material at December 31, 1996.

      The earnings or loss per share of common stock is calculated by dividing the net earning or loss, adjusted for the preferred stock dividend requirement, by the weighted average number of common shares outstanding during the year (18,523,096 in 1996 and 1995, and 17,853,375 in 1994). The
      effect  of  assuming  exercise  of  warrants   outstanding  has  not  been
      considered because the market price of the common stock obtainable has never been higher than the exercise price.

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


NOTE 3 - RELATED PARTY TRANSACTIONS

      Major stockholders are also officers of the Company. Compensation expense for the Chairman of the Executive Committee (resigned December, 1995) was approximately $178,800 and $119,300 in 1995 and 1994, respectively based primarily on commissions earned as a broker of the Company. The President and CEO, also a major stockholder, earned compensation of approximately $133,000, $117,000 and $135,800 in 1996, 1995 and 1994, respectively. A significant portion of his compensation was based on commissions earned.

      A member of the Board of Directors is a partner of a law firm that provides legal services to the Company. Fees incurred for such services provided during 1994 were approximately $20,000. No fees were charged subsequently.


NOTE 4 - ADVISORY FEE RECEIVABLE

      Effective October 29, 1996, the Company earned a $300,000 advisory fee from a customer for services rendered in connection with the modification of the customer's mortgage loan with the U.S. Department of Housing and Urban Development (HUD).

      The Company holds a promissory note for the amount of the fee payable by its customer and expects payment upon final approval by HUD of the transaction documentation.

NOTE 5 - PAYABLE TO CLEARING BROKER

      Substantially all of the clearing and depository operations for the Company's proprietary transactions are performed by a clearing broker. Amounts due the clearing broker at December 31, 1996 and 1995 represent fees for services provided.

      The Company has agreed to indemnify the clearing broker for losses it may sustain as a result of the failure of the Company's customers to satisfy their obligations in connection with securities transactions. As of December 31, 1996, no customers of the Company held short or unsecured positions.


NOTE 6 - COMMITMENTS

      The Company conducts operations in two facilities. One lease which expires in July, 2001, is renewable at the market rental. The other lease expired in March, 1996; the Company continues payment at the lease rate. Rent expense was $160,757, $153,467 and $161,412 in 1996, 1995 and 1994,
      respectively. The minimum annual rental commitments through the end of the present lease term is approximately $59,000 in 1997, $61,400 in 1998, $63,800 in 1999, $66,400 in 2000 and $33,800 in 2001.

      The Company leased for $20,400 in 1994 certain office furniture from a company owned by a relative of a major shareholder.


NOTE 7 - STOCKHOLDERS' EQUITY

      The authorized shares of capital stock were as follows:

            Preferred stock, cumulative, $1.00 par value, callable; authorized 1,000,000 shares.

            Common stock, $.01 par value; authorized 40,000,000 shares.

      The preferred stock is callable at par. Dividends at the annual rate of 1% over the prime rate, as determined on the date of payment, are paid quarterly. Substantially all outstanding preferred shares are held by related parties.

      In January 1989 the Board of Directors adopted a key employee restricted stock award plan and a stock option plan. The vesting period is two years from the date of grant with one half of the shares vesting after the first year. The market value of grants is charged to compensation expense over the periods in which the employees are providing the related services. As of December 31, 1996, twenty-two employees had been granted 1,500,000 shares in the aggregate.

      Under the stock option plan, a total of 250,000 shares of common stock may be purchased by certain key employees and directors. Incentive stock options and non-qualified stock options may be granted under the plan. Discounts from options granted at exercise prices that are less than the market value of the common stock at the date of grant are amortized to compensation expense over the period in which the employees are providing the related services. Options granted and outstanding under this plan are not material at December 31, 1996.

      In 1994, the Company approved a separate stock option plan for its President and in May 1994, granted options for 1,752,500 shares of common stock at $.05 a share. These options expire after five years.

      No options were granted, exercised, forfeited or canceled in 1996 or 1995 for either plan.

      At December 31, 1994, the Company had outstanding 1,391,260 common stock purchase warrants that were exercisable at $.10 per share through July 22, 1995 (in treasury 2,500 at December 31, 1994). These warrants expired without being exercised.

      Subscriptions receivable arose from the sale of common stock in 1991 for four notes receivables of $100,000, each maturing in 1991 through 1994, plus interest at 7%. A subscription for an additional $500,000 of common stock was rescinded during 1993. In accordance with SEC accounting rules, subscriptions receivable have been shown as a reduction in stockholders' equity. All subscriptions receivable had been collected as of December 31, 1995.


NOTE 8 - INCOME TAXES

      The Company has adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Temporary differences between amounts reported for financial reporting purposes and income tax purposes are insignificant. The deferred tax asset related to the Company's loss carryforwards amounts to approximately $683,000 and $751,000 at December 31, 1996 and 1995, respectively. The full amount of this asset was reserved.

      Net operating loss carryforwards for income tax purposes are approximately $1,816,000 and expire between years 2005 and 2009.

      Reconciliation of income taxes:

                                                         1996            1995             1994
                                                      ----------      ----------       ----------
         Federal statutory income tax rate                   34%             34%              34%
                                                      =========       =========        =========

         Income taxes (benefit) at statutory rate      $ 82,500        $ 14,790         $(92,606)

         Effect of net operating loss carryforward
             deferred (utilized)                        (82,500)        (14,790)          92,606
                                                      ---------       ---------        ---------

         Income tax                                    $      -        $      -         $      -
                                                      =========       =========        =========

NOTE 9 - NET CAPITAL REQUIREMENTS

      As a registered broker dealer and member of the National Association of Securities Dealers, Inc., the Company is subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1) which requires the maintenance of minimum net capital. As applied to the Company, the Rule requires minimum net capital of $100,000.

      As of December 31, 1996 the Company had net capital of $216,326, which was $116,326 in excess of its requirement.


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

      Three customers have filed suits claiming damages of $542,000 in connection with these allegations. The actual trading loss to the plaintiffs aggregated approximately $184,000. One other party's claim was dismissed because the plaintiff had executed an arbitration agreement. That individual has not filed an arbitration claim and suffered no trading loss.

      Management believes it has meritorious defenses and will prevail against all parties. However, in the interest of conservatism, it has provided additional reserves of $10,000 and $33,000 in 1996 and 1995, respectively against the litigation and costs associated with these suits.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

                  None.


                                    PART III

Item 10. Directors and Executive Officers.

                  For information with respect to the executive officer of the Company who is not a director, see "Item 4A - Executive Officers of the Company". For information with respect to the directors of the Company, see information set forth under the caption "Election of Directors" in the Company's Information Statement issued in connection with the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.

Item 11. Executive Compensation.

                  The information required by this item is contained under the caption "Management Compensation" in the Company's Information Statement issued in connection with the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The information required by this item is contained under the caption "Security Ownership of Management and Principal Stockholders" in the Company's Information Statement issued in connection with the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

                  The information required by this item is contained under the caption "Certain Transactions" in the Company's Information Statement issued in connection with the Company's 1997 Annual Meeting of Stockholders, incorporated herein by reference.

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

         27.               Financial Data Schedule

(b) The Company did not file a report on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLARK MELVIN SECURITIES CORPORATION
                                       -----------------------------------
                                                   (Registrant)

                                       By: /s/Irene M. Harr
                                           -------------------------------
                                             Irene M. Harr
                                             Senior Vice President and
                                             Chief Financial Officer

                                       Date: March 28, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                         Title                       Date
        ---------                         -----                       ----

/s/ Cesar A. Montilla, Jr.      Chairman, President, Chief        March 28, 1997
---------------------------     Executive Officer and Director
Cesar A. Montilla, Jr.          (Principal Executive Officer)


/s/ Irene M. Harr               Senior Vice President and Chief   March 28, 1997
---------------------------     Financial Officer (Principal
Irene M. Harr                   Financial and Accounting Officer)


/s/ James Finn                  Director                          March 28, 1997
---------------------------
James Finn

/s/ Aurelio Emanuelli           Director                          March 28, 1997
---------------------------
Aurelio Emanuelli

/s/ Joaquin Rodriguez           Director                          March 28, 1997
---------------------------
Joaquin Rodriguez

/s/ Guillermo L. Martinez
---------------------------     Director                          March 28, 1997
Guillermo L. Martinez