Form 10KSB/A
period 1996-12-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1997-04-25
CIK 829596

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from ________ to ________

                         Commission file number 0-17129


                      CLARK MELVIN SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              52-0749204
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or organization)                             Identification No.)

170 Jennifer Road, Suite 270, Annapolis, Maryland                       21401
-------------------------------------------------                     ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code  410-841-6422
                                                    ------------

         Securities registered pursuant to Section 12(b) of the Act:
                                             None

         Securities registered pursuant to Section 12(g) of the Act:
                               Units
                               Common Stock, $.01 par value
                               Common Stock Purchase Warrants
                               ------------------------------
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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 8.  Financial Statements and Supplementary Data.
-------  --------------------------------------------
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED
  PUBLIC ACCOUNTANTS..........................................................4

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION ...............................5

CONSOLIDATED STATEMENTS OF EARNINGS...........................................6

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

  EQUITY......................................................................7

CONSOLIDATED STATEMENTS OF CASH FLOWS.........................................8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................10

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTS
                -----------------------------------------------

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


Grant Thornton LLP

Baltimore, Maryland
January 23, 1997

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                  December 31,

-------------------------------------------------------------------------------------------------------------------
                      ASSETS                                                       1996                1995
                                                                             -----------------  -----------------
Cash                                                                             $   405,195        $    265,243
Receivables
   Brokers and dealers                                                               129,376             201,123
   Advisory fee                                                                      300,000                   -
   Employee advances                                                                  20,984              15,990
   Other                                                                              79,489              74,763
Deposit with clearing broker                                                         100,000             125,979
Other                                                                                 55,008              27,430
Office equipment and leasehold improvements, net
   of accumulated depreciation and amortization of
   $271,073 ($327,879 in 1995)                                                        32,148              54,426
                                                                                 -----------        ------------

              Total assets                                                       $ 1,122,200        $    764,954
                                                                                 ===========        ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Payable to clearing broker                                                       $    12,317        $      6,095
Accounts payable and accrued liabilities                                             397,762             227,369
                                                                                 -----------        ------------
              Total liabilities                                                      410,079             233,464

COMMITMENTS AND CONTINGENCIES                                                              -                   -

STOCKHOLDERS' EQUITY
   Preferred stock                                                                   145,000             145,000
   Common stock                                                                      185,231             185,231
   Additional paid-in capital                                                      2,888,028           2,888,028
   Accumulated deficit                                                            (2,471,138)         (2,651,769)
   Treasury stock, at cost                                                           (35,000)            (35,000)
                                                                                 -----------        ------------

              Total stockholders' equity                                             712,121             531,490
                                                                                 -----------        ------------

              Total liabilities and stockholders' equity                         $ 1,122,200        $    764,954
                                                                                 ===========        ============

   The accompanying notes are an integral part of these financial statements.

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                      CONSOLIDATED STATEMENTS OF EARNINGS

                            Years ended December 31,

-------------------------------------------------------------------------------------------------------------------
                                                                    1996                1995                1994
                                                                -----------          ----------          ----------
Revenues:
    Principal transactions                                      $  488,535          $1,128,470           $  850,036
    Commissions                                                  1,063,243             717,477              734,740
    Advisory and fee income                                        724,825             306,472              653,048
    Interest and other income                                      300,977             150,395              213,482
                                                                ----------          ----------           ----------

           Total revenues                                        2,577,580           2,302,814            2,451,306

Expenses:
    Compensation and benefits                                    1,411,957           1,384,134            1,440,221
    Clearing and exchange fees                                     201,082             164,157              142,590
    Occupancy and equipment rental                                 271,123             307,547              357,558
    Communications                                                 185,780             200,116              234,701
    Business development                                           101,033              73,358              136,756
    Interest                                                         5,916               2,687               16,180
    Other                                                          209,727             161,913              395,670
                                                                ----------          ----------           ----------

           Total expenses                                        2,386,618           2,293,912            2,723,676
                                                                ----------          ----------           ----------

           EARNINGS (LOSS)                                      $  190,962          $    8,902           $ (272,370)
                                                                ==========          ==========           ==========

Earnings (loss) per common share                                $      .01          $        -           $     (.01)
                                                                ==========          ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                      Clark Melvin Securities Corporation
                                and Subsidiaries

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              1996, 1995 and 1994

------------------------------------------------------------------------------------------------------------------------------------
                                   Preferred Stock      Common Stock
                                  ----------------     ---------------      Paid-in    Accumulated  Treasury  Subscription
                                  Shares    Amount     Shares   Amount      Capital     (Deficit)     Stock    Receivable    Total
                                  --------  -------- ---------- --------  ----------  ------------  ---------  ---------- ---------
Balance at January 1, 1994         260,000  $260,000 17,332,536 $173,326  $2,815,767  $(2,361,227)  $ (1,906)  $(239,357) $ 646,603
    Subscriptions collected              -         -          -        -           -            -          -     113,139    113,139
    Common stock issued                  -         -  1,195,460   11,954      74,118            -          -           -     86,072
    Retirement of common stock
        held in treasury                 -         -     (4,900)     (49)     (1,857)           -      1,906           -          -
    Preferred stock dividend             -         -          -        -           -      (14,593)         -           -    (14,593)
    Acquisition of preferred
        stock for treasury               -         -          -        -           -            -   (115,000)          -   (115,000)
    Retirement of preferred stock (115,000) (115,000)         -        -           -            -    110,000           -     (5,000)
    Net loss                             -         -          -        -           -     (272,370)         -           -   (272,370)
                                  --------  -------- ---------- --------  ----------  -----------    -------   ---------  ---------
Balance at December 31, 1994       145,000   145,000 18,523,096  185,231   2,888,028   (2,648,190)    (5,000)   (126,218)   438,851
    Subscriptions collected              -         -          -        -           -            -          -     126,218    126,218
    Preferred stock dividend             -         -          -        -           -      (12,481)         -           -    (12,481)
    Net earnings                         -         -          -        -           -        8,902          -           -      8,902
    Acquisition of preferred
        stock for treasury               -         -          -        -           -            -    (30,000)          -    (30,000)
                                  --------  -------- ---------- --------  ----------  -----------    -------   ---------  ---------
Balance at December 31, 1995       145,000   145,000 18,523,096  185,231   2,888,028   (2,651,769)   (35,000)          -    531,490
    Preferred stock dividend             -         -          -        -           -      (10,331)         -           -    (10,331)
    Net earnings                         -         -          -        -           -      190,962          -           -    190,962
                                  --------  -------- ---------- --------  ----------  -----------    -------   ---------  ---------
Balance at December 31, 1996       145,000  $145,000 18,523,096 $185,231  $2,888,028  $(2,471,138) $ (35,000)  $       -  $ 712,121
                                  ========  ======== ========== ========  ==========  ===========  =========   =========  =========

   The accompanying notes are an integral part of these financial statements

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

--------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                              1996               1995              1994
                                                                      ----------         ---------         ---------

Cash flows from operating activities
    Net earnings (loss)                                               $ 190,962          $   8,902        $(272,370)
    Adjustments to reconcile net earnings (loss) to
       net cash provided by operating activities:
           Depreciation and amortization                                 27,361             44,652           51,701
           Changes in operating assets:
                Receivables
                    Clearing broker deposit                              25,979            (25,979)               -
                    Brokers and dealers                                  71,747           (147,872)         292,177
                    Employee advances                                    (4,994)             9,661          (14,540)
                    Other                                              (304,726)           (64,058)           9,701
                Firm trading securities                                       -              4,800           (4,784)
                Other assets                                            (27,578)             8,380           (1,421)
                Payable to clearing broker                                6,222             (5,188)          (6,082)
                Securities sold short                                         -                  -         (107,950)
                Accounts payable and accrued
                    liabilities                                         170,393            124,022           (3,983)
                                                                      ---------          ---------        ---------

                        Net cash provided by (used in)
                            operating activities                        155,366            (42,680)         (57,551)

Cash flows from investing activities
    Purchases of office equipment and leasehold
        improvements                                                     (5,083)           (10,936)         (35,856)
                                                                      ---------          ---------        ---------

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (con't)

                            Years ended December 31,

---------------------------------------------------------------------------------------------------------------------
                                                                          1996               1995              1994
                                                                       ---------          ---------          --------
Cash flows from financing activities
    Collections on subscriptions receivable                                   -            126,218           113,139
    Acquisition of treasury stock                                             -            (30,000)         (115,000)
    Proceeds from issuance of common stock                                    -                  -            84,166
    Payment of dividends on preferred stock                             (10,331)           (12,481)          (14,593)
    Other                                                                     -                  -            (3,094)
                                                                       --------          ---------         ---------
                      Net cash (used in) provided by
                          financing activities                          (10,331)            83,737            64,618
                                                                       --------          ---------         ---------
                      NET INCREASE (DECREASE)
                          IN CASH                                       139,952             30,121           (28,789)

Cash at beginning of year                                               265,243            235,122           263,911
                                                                       --------          ---------         ---------

Cash and at end of year                                                $405,195          $ 265,243         $ 235,122
                                                                       ========          =========         =========


SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION

      Cash paid during the year for interest                           $  5,916          $   2,687         $  16,180
                                                                       ========          =========         =========


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

   The accompanying notes are an integral part of these financial statements

                      Clark Melvin Securities Corporation
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994



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

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994


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


NOTE 7 - STOCKHOLDERS' EQUITY

         The authorized shares of capital stock were as follows:

      o Preferred stock, cumulative, $1.00 par value, callable; authorized 1,000,000 shares.

      o  Common stock, $.01 par value; authorized 40,000,000 shares.

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994



NOTE 7 - STOCKHOLDERS' EQUITY - Continued

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

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994


NOTE 7 - STOCKHOLDERS' EQUITY - Continued

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

         Net operating loss carryforwards for income tax purposes are approximately $1,816,000 and expire between years 2005 and 2009.

      Reconciliation of income taxes:

                                                                           1996              1995              1994
                                                                        ---------         ---------         ---------
         Federal statutory income tax rate                                    34%               34%               34%
                                                                        ========          ========          ========

         Income taxes (benefit) at statutory rate                       $ 82,500          $ 14,790          $(92,606)

         Effect of net operating loss carryforward
             deferred (utilized)                                         (82,500)          (14,790)           92,606
                                                                        --------          --------          --------

         Income tax                                                     $      -          $      -          $      -
                                                                        ========          ========          ========

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994


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

                      Clark Melvin Securities Corporation
                                and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued

                        December 31, 1996, 1995 and 1994


NOTE 11 - PENDING LITIGATION - Continued

         Management believes it has meritorious defenses and will prevail against all parties. However, in the interest of conservatism, it has provided additional reserves of $10,000 and $33,000 in 1996 and 1995, respectively against the litigation and costs associated with these suits.

                                    PART III

Item 10. Directors and Executive Officers.
-------- ---------------------------------

                  The Board consists of five directors elected to hold office until the next annual meeting of stockholders and until the election and qualification of a successor. Certain information regarding the Board of Directors is set forth below.

                  AURELIO EMANUELLI, 58 has served as a director of the Company since September 1990. He has been a partner in the law firm of Fiddler, Gonzalez and Rodriquez, specializing in real estate law, since 1974. Mr. Emanuelli was the founder of the Puerto Rico Association of Notaries and Real Estate Practitioners, and is a graduate of the Wharton School and University of Puerto Rico School of Law.

                  JAMES FINN, 53, has served as a director of the Company since September 1990. He has been Vice President of Marketing of Plaza Provision Company since 1975.

                  GUILLERMO L. MARTINEZ, 59, has served as a director of the Company since September 1990. He is the founder and has served as Chairman of the Board of General Computer Corporation, a computer data base services company, since 1970. He also serves as Chairman of the Board of Casa Cavanagh and President and Chairman of the Board of G. C. Group, Inc.

                  CESAR A. MONTILLA, JR., 56, has served as Chairman of the Board, President and Chief Executive Officer of the Company since September 1990. He served as managing director of Kidder Peabody Co., Incorporated, supervising Miami, the Caribbean and South America, from April 1981 to October 1989. Mr. Montilla was the managing director of Merrill Lynch Capital Markets from October 1989 to May 1990. He served as Chairman of the Board of The Securities Corporation of Puerto Rico, the Commonwealth of Puerto Rico's only native investment banking corporation, from 1973 to 1980.

                  JOAQUIN RODRIGUEZ, 54, has served as a director of the Company since November 1996. He holds both a Bachelor and a Master of Business Administration degree, and a Juris Doctor degree. He is the CEO and Chairman of the Board of Centro Medico del Turabo, Inc. and HIMA since their inception in 1978. Prior to that he was a Vice President of The Securities Corporation of Puerto Rico for approximately eight months. From November 1976 to January 1978 he was the Executive Director of the Puerto Rico Land Authority.

Committees of the Board - Board Meetings
----------------------------------------

                  The Board of Directors has an Audit Committee consisting of Messrs. Finn and Martinez. The Board of Directors does not currently have a nominating or compensation committee.

                  The Audit Committee is primarily concerned with the effectiveness of the audits of the Company by the Company's independent certified public accountants. Its duties include: recommending the selection of independent accountants; reviewing the scope of audits conducted by them, as well as the results of their audits; and reviewing the organization and scope of the Company's internal system of accounting and financial controls. The Audit Committee met twice during 1996.

                  The Board of Directors met three times during 1996. With the exception of Mr. Rodriguez who was appointed as a director in November 1996, no director attended fewer than 75% of the total number of meetings of the Board and of the Committee of which he was a member during 1996.

Item 11. Executive Compensation.
-------- -----------------------

Summary Compensation Table
--------------------------

                  The following table sets forth certain summary information concerning compensation paid or accrued by the Company to or on behalf of the chief executive officer and each executive officer whose total annual salary and bonus exceeded $100,000, with respect to 1996, 1995 and 1994.

                  Name and
                  Principal
                  Position          Year           Salary(1)($)        Bonus($)
                  ---------         ----           ------------        --------
                  Cesar A.          1996             $136,206          $   --
                  Montilla,
                  Chairman of       1995             $ 86,993          $   --
                  the Board,
                  President and     1994             $135,000          $   --
                  Chief Executive
                  Officer

(1) Mr. Montilla's salary includes commissions paid to Mr. Montilla as an investment representative of $102,606 for 1996, $56,993 for 1995 and $105,000 for 1994.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

         The following table sets forth information regarding the ownership of Common Stock of the Company as of March 31,1997 by (i) all stockholders known by the Company to beneficially own more than 5% of the Common Stock, (ii) each of the directors and nominees for director and (iii) all executive officers and directors as a group.

                                            Amount and
Directors and                               nature of beneficial     Percent
Nominees for Director:                      ownership(1)             of class
----------------------                      --------------------     --------
Aurelio Emanuelli................              289,997                   1.6
James Finn.......................              217,483                   1.2
Guillermo L. Martinez............              434,996                   2.3
Cesar A. Montilla, Jr............            3,462,387 (2)(3)           18.7
Joaquin Rodriguez................                   --                    *

All directors and executive
officers as a group (5 persons)              4,404,863 (3)              23.8

Principal Stockholders:
-----------------------
Hector Gonzalez (4)..............            5,801,293                  31.3
El Pentagono (5).................            1,449,887                   7.8

--------------------------
*        Less than one percent.

(1) Except as otherwise noted, all shares indicated are held with sole investment and voting power.

(2) The address of Mr. Montilla is Banco Popular Center, 14th Floor, Hato Rey, Puerto Rico 00918.

(3) Includes an option to purchase 1,752,500 shares of Common Stock at an exercise price of $.05 per share granted to Mr. Montilla in May 1994. The option is currently exercisable and expires on May 29, 1999.

(4)      The address of Mr. Gonzalez is G.P.O. Box 4744, San Juan, Puerto Rico.

(5) The address of El Pentagono is Atalayo D-11, La Arboleda, Guaynabo, Puerto Rico.

Item 13. Certain Relationships and Related Transactions.
-------- -----------------------------------------------

         Major   stockholders   are  also  officers  of  the  Company  and  earn
compensation from salary and commissions. During 1996, Cesar A. Montilla, Chairman of the Board, President and Chief Executive Officer, earned $102,606 in commissions on securities transactions.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------- -----------------------------------------------------------------

(a)      The following documents are filed as a part of this report:

1.       The following report and financial statements have been included under
Item 8 of this Report:

     Consolidated Report of Independent Certified Public Accountants

     Consolidated Statements of Financial Condition

     Consolidated Statements of Earnings

     Consolidated Statements of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

     Notes to Consolidated Financial Statements

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

         10.6 Clark Melvin Securities Corporation Stock Bonus Plan (incorporated by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 31,
                           1989).

         10.7 Stock Exchange Agreement dated August 17, 1990 by and among Azimuth Capital Corporation, the Azimuth Group, the Company and Lawrence T. Lewis, III (incorporated by reference to Exhibit 10.6 filed with Form 10-K for the year ended December 31,
                           1990).

         21.               Subsidiaries of the Company.

         27. Financial Data Schedule (incorporated by reference to Exhibit 27 filed with Form 10-KSB for the year ended December 31, 1996).

(b) The Company did not file a report on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CLARK MELVIN SECURITIES CORPORATION
                                             -----------------------------------
                                                          (Registrant)
Date: April 15, 1997
                                                  By:/s/Irene M. Harr
                                                     ---------------------------
                                                     Irene M. Harr
                                                     Senior Vice President and
                                                     Chief Financial Officer

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                                             Title                                          Date
       ---------                                             -----                                          ----
/s/ Cesar A. Montilla, Jr.                     Chairman, President, Chief                               April 15, 1997
---------------------------                    Executive Officer and Director
Cesar A. Montilla, Jr.                         (Principal Executive Officer)


/s/ Irene M. Harr                              Senior Vice President and Chief                          April 15, 1997
---------------------------                    Financial Officer (Principal
Irene M. Harr                                  Financial and Accounting Officer)


/s/ James Finn                                 Director                                                 April 15, 1997
---------------------------
James Finn

/s/ Aurelio Emanuelli                          Director                                                 April 15, 1997
---------------------------
Aurelio Emanuelli

/s/ Joaquin Rodriguez                          Director                                                 April 15, 1997
---------------------------
Joaquin Rodriguez

/s/ Guillermo L. Martinez                      Director                                                 April 15, 1997
---------------------------
Guillermo L. Martinez

                                 EXHIBIT INDEX



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

         10.1              Agreement of Lease dated July 24, 1987 between J.R.
                           Annapolis Associates and Clark Melvin Financial Services, Inc. (incorporated by reference to Exhibit
                           10.2 filed with Form 10-K for the year ended December 31, 1988).

         10.2 First Amendment of Agreement of Lease dated January 15, 1988 between J.R. Annapolis Associates and Clark Melvin Financial Services, Inc. (incorporated by reference to Exhibit 10.3 filed with Form 10-K for the year ended December 31, 1988).

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

         10.6 Clark Melvin Securities Corporation Stock Bonus Plan (incorporated by reference to Exhibit 10.5 filed with Form 10-K for the year ended December 31,
                           1989).

         10.7 Stock Exchange Agreement dated August 17, 1990 by and among Azimuth Capital Corporation, the Azimuth Group, the Company and Lawrence T. Lewis, III (incorporated by reference to Exhibit 10.6 filed with Form 10-K for the year ended December 31,
                           1990).

         21.               Subsidiaries of the Company.

         27. Financial Data Schedule (incorporated by reference to Exhibit 27 filed with Form 10-KSB for the year ended December 31, 1996).