Form 10-Q
period 1997-03-31
CLARK MELVIN SECURITIES CORP /DE/
filed 1997-05-14
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934


For Quarter Ended:   March 31, 1997

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

                           YES   X          NO

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of March 31, 1997 was 18,523,096.

                         PART 1: FINANCIAL INFORMATION



                      CLARK MELVIN SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL POSITION

                                                                                  (Unaudited)
                                                                                    March 31            December 31
                                                                                      1997                  1996
ASSETS
Cash & Savings                                                             $          328,640    $          405,609
Deposit with Clearing Broker                                                          100,000               100,000
Broker & Dealer Receivable                                                            181,520               130,414
Accounts Receivable                                                                   386,047               399,020
Firm Trading Securities & Investments                                                       0                     0
Prepaid Expenses                                                                       36,858                40,557
Other Assets                                                                            6,773                 6,946
                                                                            ------------------    ------------------
Total Current Assets                                                       $        1,039,838    $        1,082,546

Furniture/Fixtures/Leasehold
 (net of accum. depreciation and amortization)                             $           37,020    $           32,148
Subsidiaries                                                                            1,000                 1,000
Organizational Expenses                                                                13,506                 6,506
                                                                            ------------------    ------------------
Total Long-Term Fixed Assets                                                           51,526                39,654

     Total Assets                                                          $        1,091,364    $        1,122,200
                                                                            ==================    ==================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to clearing broker                                                 $            3,338    $           12,317
Accounts payable and accrued liabilities                                              378,960               397,762
                                                                            ------------------    ------------------
Total Liabilities                                                          $          382,298    $          410,079

Stockholders' equity
Common stock,  40,000,000 shares
      18,523,096 issued & outstanding                                      $          185,231    $          185,231
Preferred stock, 145,000 shares                                                       145,000               145,000
Additional Paid-in Capital                                                          2,888,028             2,888,028
Retained Earnings                                                                  (2,471,137)           (2,662,100)
Treasury stock - preferred                                                            (35,000)              (35,000)
Current Period Profit / (Loss)                                                         (3,056)              190,962
                                                                            ------------------    ------------------
Total Stockholder's Equity                                                 $          709,066    $          712,121

     Total Liabilities & Stockholders' Equity                              $        1,091,364    $        1,122,200
                                                                            ==================    ==================

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS


                                                                 (Unaudited)
                                                              Three Months Ended
                                                                  March 31,
                                                          1997                 1996
REVENUES
Commissions                                       $           526,608  $           318,869
Advisory and Fee Income                                        99,114               87,697
Interest / Dividends                                            4,821                4,556
Margin                                                          8,684               10,428
Trailer Fees                                                   25,161               14,392
Miscellaneous                                                  63,342               16,354
                                                    ------------------   ------------------
Total Revenues                                    $           727,730   $          452,296


EXPENSES
Compensation and Benefits                         $           434,118  $           248,667
Clearing Fees                                                  65,659               41,196
Occupancy                                                      34,710               34,320
Business Development                                           32,718                9,703
Interest                                                          461                  244
Communications                                                 47,272               45,833
Other                                                         115,848               80,582
                                                    ------------------   ------------------
Total Expenses                                    $           730,786   $          460,545

Profit / (Loss) Before Income Taxes               $            (3,056)  $           (8,249)
                                                    ==================   ==================

Income Taxes:
   Current Tax Expense                                      -                    -
   Benefit of Loss Carryover                                -                    -
                                                    ------------------   ------------------

Net Profit (Loss)                                 $            (3,056)  $           (8,249)
                                                    ==================   ==================


Profit (Loss) per common share                    $             (0.00)  $            (0.00)
                                                    ==================   ==================




     Accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                                              (Unaudited)
                                                                                                           Three Months Ended
                                                                                                                March 31,
Increase (Decrease) in cash                                                                               1997              1996

CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                                                                  $       (3,056)  $      (8,249)
Adjustments to reconcile net profit (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization                                                                         4,551          10,913
      (Increase) decrease in operating assets:
             Receivables:
                   Brokers and dealers                                                                    (51,106)        187,227
                   Employee advances                                                                        1,928          (3,500)
                   Other                                                                                   11,461           4,560
             Firm trading securities/Investments                                                                           (2,590)
             Securities sold short
             Other                                                                                         (3,129)         10,111
      Increase (decrease) in operating liabilities:
             Payable to clearing broker                                                                    (8,979)           (884)
             Accounts payable and accrued liabilities                                                     (18,802)       (138,950)
                                                                                                    --------------   -------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                               $      (67,132)  $      58,638
                                                                                                    ==============   =============

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment and leasehold improvements                                                    (9,423)         (2,784)
Proceeds from sales of other investments
                                                                                                    --------------   -------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES                                               $       (9,423)  $      (2,784)
                                                                                                    ==============   =============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Payment of preferred stock dividend
  Redemption of preferred stock
  Payment of subscriptions
                                                                                                    --------------   -------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                                               $            0   $           0
                                                                                                    ==============   =============

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          $      (76,555)  $      55,854
                                                                                                    ==============   =============

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   $      405,195   $     265,243
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $      328,640   $     321,097
                                                                                                    ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                                           $          502   $         244


   The accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
The statement of financial position as of March 31, 1997, the statements of operations for the three month period ended March 31, 1997, and 1996 and the statements of cash flows for the three month period ended March 31, 1997 and 19961 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position at March 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Shareholder Report.

The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2.       Firm Trading Securities
Firm trading securities consisted of the following:

                                            March 31,         December 31,
                                              1997               1996
                                            ---------         ------------
Corporate Equities                          $ 0.00               $ 0.00


3.       Stockholders' Equity

Profit  (Loss) per share of common  stock is  calculated  by dividing net profit
(loss), less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which was 18,523,096 shares.

4.       Income Taxes
During 1992 the Company adopted Financial Accounting Statement No. 109, Accounting for Income Taxes. The Company recorded no benefit from income taxes in 1996 and a valuation allowance was provided for the deferred asset of $751,000.

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

As of March 31, 1997 the Company has net capital of approximately $224,970 which was approximately $124,970 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was 1.70. As of December 31, 1996 the Company had net capital of approximately $216,326, which was approximately $116,326 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was 1.90.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations

Revenues
Total revenues increased 61% through the third quarter of 1997 compared to the same period in 1996.

Commission increased by 65% due to increases in fixed income transactions.

The 13% increase for the first three months of 1997 in advisory and fee income over the same period in 1996 is primarily due to increased activity in corporate finance.

Interest and dividend income for the first quarter of 1997 are comparable to those over the same period in 1996.

As of March 31, 1997, margin income decreased by 17% over the same period in 1996, primarily due to variations in margin deposit balances.

Trailer Fees increased by 75% through the third quarter of 1997 compared to the same period in 1996 due to an increase in size of money market funds and mutual funds.

Expenses
Overall, expenses increased 59% during the first quarter of 1997 compared to that of 1996.

Compensation and benefits increased by 75% due to increases in fixed income transactions.

The clearing fees through the first quarter of 1997 increased by 59% compared to those in 1996 due to an increase in transactions.

Occupancy expense during the first quarter of 1997 are comparable to those over the same period in 1996.

Business development expenses increased by 237% through the first quarter of 1997 compared to expenses made over the same period in 1996, primarily due to an increase in marketing for the corporate finance division.

Communication expenses through the first quarter of 1997 are comparable to those over the same period in 1996.

The 44% increase in other expenses for the first three months of 1997 is due primarily to ongoing accounting reclassifications.

Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of March 31, 1997 the Company's net capital was approximately $224,970 which was approximately $124,970 in excess of its required net capital.

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

                                           Clark Melvin Securities Corporation
                                                       (Registrant)

                                           By:  /s/ Irene M. Harr
                                                ________________________
                                                Irene M. Harr
                                                Chief Financial Officer



Date:     May 5, 1997