Form 10-Q
period 1997-06-30
CLARK MELVIN SECURITIES CORP /DE/
filed 1997-08-14
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934


For Quarter Ended:   June 30, 1997

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

                           YES   X          NO
                               -----           -----

The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of June 30, 1997 was 18,523,096.

                      CLARK MELVIN SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.       Basis of Presentation
The statement of financial position as of June 30, 1997, the statements of operations for the six month period ended June 30, 1997, and 1996 and the statements of cash flows for the six month period ended June 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position at June 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Shareholder Report.

The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.       Firm Trading Securities
Firm trading securities consisted of the following:

                                            March 31,         December 31,
                                              1997               1996
                                            ---------         ------------
Corporate Equities                          $ 16,725            $ 0.00


3.       Stockholders' Equity

Profit (Loss) per share of common stock is calculated by dividing net profit
(loss), less the preferred stock dividend requirement by the weighted average number of common shares outstanding during the period, which was 18,523,096 shares.

4.       Income Taxes
During 1992 the Company adopted Financial Accounting Statement No. 109, Accounting for Income Taxes. The Company recorded no benefit from income taxes in 1996 and a valuation allowance was provided for the deferred asset of $683,000.

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

As of June 30, 1997 the Company has net capital of approximately $265,835 which was approximately $165,835 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was 1.55. As of December 31, 1996 the Company had net capital of approximately $216,326, which was approximately $116,326 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was 1.90.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations

Revenues
Total revenues increased 73% through the second quarter of 1997 compared to the same period in 1996.

Commission increased by 39% due to increases in sales transactions.

The 153% increase for the first six months of 1997 in advisory and fee income over the same period in 1996 is primarily due to increased activity in corporate finance.

Interest and dividend income for the second quarter of 1997 are comparable to those over the same period in 1996.

As of June 30, 1997, margin income decreased by 33% over the same period in 1996, primarily due to variations in margin deposit balances.

Trailer Fees increased by 50% through the second quarter of 1997 compared to the same period in 1996 due to an increase in size of money market funds and mutual funds.

Miscellaneous Income increased significantly during the first six months of 1997 compared to that of 1996, primarily due to the addition of subsidiary activity.

Expenses
Overall, expenses increased 54% through the second quarter of 1997 compared to that of 1996.

Compensation and benefits increased by 86% due to increases in sales transactions and to the addition of subsidiary activity.

The clearing fees through the second quarter of 1997 increased by 40% compared to those in 1996 due to an increase in transactions.

Occupancy expense during the second quarter of 1997 are comparable to those over the same period in 1996.

Business development expenses increased by 104% through the second quarter of 1997 compared to expenses made over the same period in 1996, primarily due to an increase in marketing for the corporate finance division.

Communication expenses through the second quarter of 1997 decreased by 17% compared to those during the same period in 1996 due to continued cost-cutting measures.

The 24% increase in other expenses for the first six months of 1997 is due primarily to ongoing accounting reclassifications and to the addition of subsidiary activity.

Financial Position, Liquidity, and Capital Resources

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of June 30, 1997 the Company's net capital was approximately $265,835 which was approximately $165,835 in excess of its required net capital.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The company's annual meeting of stockholders was held on June 20, 1996, at which the following directors were elected by the votes indicated:

                                            For               Withhold
                                            ---               --------
         Aurelio Emanuelli                  All
         James Finn                         All
         Guillermo L. Martinez              All
         Cesar Montilla, Jr.                All
         Joaquin Rodriguez                  All
         Juan Perez Toledo                  All

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Clark Melvin Securities Corporation
                                                    (Registrant)


                                      By:      /s/ Irene M. Harr
                                               __________________________
                                               Irene M. Harr
                                               Chief Financial Officer



Date:     August 11, 1997

                         PART 1: FINANCIAL INFORMATION

                      CLARK MELVIN SECURITIES CORPORATION
                        STATEMENT OF FINANCIAL POSITION

                                                                                    (UNAUDITED)
                                                                                      JUNE 30              DECEMBER 31
                                                                                        1997                   1996
ASSETS
Cash & Savings                                                             $          433,924    $           405,609
Deposit with Clearing Broker                                                          100,000                100,000
Broker & Dealer Receivable                                                            145,872                130,414
Accounts Receivable                                                                   343,076                399,020
Firm Trading Securities & Investments                                                  16,725                      0
Prepaid Expenses                                                                       43,495                 40,557
Other Assets                                                                           30,786                  6,946
                                                                               ---------------       ----------------
TOTAL CURRENT ASSETS                                                       $        1,113,878    $         1,082,546

Furniture/Fixtures/Leasehold
 (net of accum. depreciation and amortization)                             $           66,186    $            32,148
Wholly owned subsidiary                                                                 1,000                  1,000
Investment in subsidiary                                                               13,506                  6,506
                                                                               ---------------       ----------------
TOTAL LONG-TERM FIXED ASSETS                                                           80,692                 39,654

     Total Assets                                                          $        1,194,570    $         1,122,200
                                                                               ===============       ================


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Payable to clearing broker                                                 $            3,074    $            12,317
Accounts payable and accrued liabilities                                              409,319                397,762
                                                                               ---------------       ----------------
TOTAL LIABILITIES                                                          $          412,393    $           410,079

STOCKHOLDERS' EQUITY
Common stock,  40,000,000 shares
      18,523,096 issued & outstanding                                      $          185,231    $           185,231
Preferred stock, 145,000 shares                                                       145,000                145,000
Additional Paid-in Capital                                                          2,888,028              2,888,028
Retained Earnings                                                                  (2,473,751)            (2,662,100)
Treasury stock - preferred                                                            (35,000)               (35,000)
Current Period Profit / (Loss)                                                         72,669                190,962
                                                                               ---------------       ----------------
TOTAL STOCKHOLDER'S EQUITY                                                 $          782,177    $           712,121

     Total Liabilities & Stockholders' Equity                              $        1,194,570    $         1,122,200
                                                                               ===============       ================

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENT OF OPERATIONS

                                                          (UNAUDITED)                            (UNAUDITED)
                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                           JUNE 30,                                 JUNE 30,
                                                   1997              1996                   1997              1996
REVENUES
Commissions                                $       404,854  $       350,402         $        931,462  $       669,271
Advisory and Fee Income                            324,739           79,963                  423,853          167,660
Interest / Dividends                                 4,928            5,527                    9,749           10,083
Margin                                               5,620           10,863                   14,304           21,291
Trailer Fees                                        21,765           16,917                   46,926           31,309
Miscellaneous                                      108,917            5,530                  172,259           21,884
                                             --------------   --------------           --------------    -------------
TOTAL REVENUES                             $       870,823   $      469,202         $      1,598,553   $      921,498


EXPENSES
Compensation and Benefits                  $       524,343  $       267,006         $        958,461  $       515,673
Clearing Fees                                       51,938           43,098                  117,597           84,295
Occupancy                                           32,514           35,024                   67,224           69,344
Business Development                                33,477           22,712                   66,195           32,415
Interest                                                (6)           2,589                      455            2,833
Communications                                      32,105           50,190                   79,377           96,023
Other                                              120,727          109,912                  236,575          190,494
                                             --------------   --------------           --------------    -------------
TOTAL EXPENSES                             $       795,098   $      530,532         $      1,525,884   $      991,077

PROFIT / (LOSS) BEFORE INCOME TAXES        $        75,725   $      (61,330)        $         72,669   $      (69,579)
                                             ==============   ==============           ==============    =============

INCOME TAXES:
   Current Tax Expense                           -                -                        -                -
   Benefit of Loss Carryover                     -                -                        -                -
                                             --------------   --------------           --------------    -------------

NET PROFIT (LOSS)                          $        75,725   $      (61,330)        $         72,669   $      (69,579)
                                             ==============   ==============           ==============    =============


PROFIT (LOSS) PER COMMON SHARE             $          0.00   $        (0.00)        $           0.00   $        (0.00)
                                             ==============   ==============           ==============    =============



     Accompanying notes are an integral part of these financial statements.

                      CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                        (UNAUDITED)
                                                                     SIX MONTHS ENDED
                                                                          JUNE 30,

INCREASE (DECREASE) IN CASH                                       1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                           $     72,669       $      (69,579)
Adjustments to reconcile net profit (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization                               10,622               16,772
      (Increase) decrease in operating assets:
             Receivables:
                   Brokers and dealers                           (15,459)             166,821
                   Employee advances                              12,784               (9,500)
                   Other                                          43,575                 (405)
             Firm trading securities/Investments                 (16,725)
             Securities sold short
             Other                                               (33,779)              17,857
      Increase (decrease) in operating liabilities:
             Payable to clearing broker                           (7,546)              (2,632)
             Accounts payable and accrued liabilities              9,860             (128,737)
                                                            -------------       --------------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES        $     76,001       $       (9,403)
                                                            =============       ==============

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment and leasehold improvements          (44,660)              (2,784)
Proceeds from sales of other investments
                                                            -------------       --------------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES        $    (44,660)      $       (2,784)
                                                            =============       ==============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Payment of preferred stock dividend                             (2,613)              (5,130)
  Redemption of preferred stock
  Payment of subscriptions
                                                            -------------       --------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        $     (2,613)      $       (5,130)
                                                            =============       ==============

NET DECREASE IN CASH AND CASH EQUIVALENTS                   $     28,728       $      (17,317)
                                                            =============       ==============

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            $    405,195       $      265,243
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $    433,923       $      247,926
                                                            =============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                    $        454       $        2,589


   The accompanying notes are an integral part of these financial statements.