Form 10-Q
period 1997-09-30
CLARK MELVIN SECURITIES CORP /DE/
filed 1997-11-19
CIK 829596

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

               Quarterly Report Under Section 13 or 15(d) of the

                        Securities Exchange Act of 1934

For Quarter Ended:   September 30, 1997

Commission File Number:               000-17129

                      Clark Melvin Securities Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                       52-0749204
-------------------------------                   -------------------
(State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

1414 Banco Popular Center, Hato Rey, PR    00918
---------------------------------------------------
(Address of principal executive offices) (Zip Code)

787-759-8080
----------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X          NO
                               _____           _____


The number of shares of the registrant's common stock, $.01 par value per share, outstanding as of September 30, 1997 was 18,523,096.

                      CLARK MELVIN SECURITIES CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

1.       BASIS OF PRESENTATION

The statement of financial position as of September 30, 1997, the statements of operations for the nine month period ended September 30, 1997, and 1996 and the statements of cash flows for the nine month period ended September 30, 1997 and 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position at September 30, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Annual Shareholder Report.

The results of operations for the period ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.       FIRM TRADING SECURITIES
Firm trading securities consisted of the following:

                                           September 30,     December 31,
                                              1997               1996
                                           -------------     ------------
Corporate Equities                          $ 367,070            $ 0.00


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

As of September 30, 1997 the Company has a negative net capital of approximately $831,208 which was approximately a $931,208 deficit of its required net capital and the Company's ratio of aggregate indebtedness to net capital was -2.09. As of December 31, 1996 the Company had net capital of approximately $216,326, which was approximately $116,326 in excess of its required net capital and the Company's ratio of aggregate indebtedness to net capital was 1.90.

6.       EXTRAORDINARY EVENT

On September 23, 1997 the Company discovered that one of its brokers had fraudulently endorsed and misappropriated the funds from over fifteen clients. This led to an internal effort to review all customer accounts related to the said broker. The management of the Company immediately informed the FBI and SEC of the matter and of its internal review results.

On October 9, 1997, the Company filed a report pursuant to Rule 17a-11 promulgated under the Securities Investor Protection Corporation (SIPC) Exchange Act of 1934 to report the misappropriation of an aggregate of approximately $2.4 million in funds through the fraudulent endorsement of checks written by the Company and its clients. The investigation by the Puerto Rico Commissioner of Financial Institutions, Federal Bureau of Investigation and the Securities Exchange Commission is ongoing, but has so far revealed evidence that one of the Company's brokers forged endorsements on approximately $ 2.4 million in checks and wrongfully deposited them into third-party accounts. The Company voluntarily suspended operations on October 9, 1997 due to the misappropriation and to determine the effect on the Company's net capital position.

On November 3, 1997 the Company entered into an agreement with SIPC and SEC whereby the Company would cease operations as a broker-dealer based on the determination by SIPC that the customers of the Company were in need of protection available under the Securities Investor Protection Corporation (SIPC) Investor Protection Act. The Company has been assigned a fiscal agent by SIPC and is currently implementing a liquidation plan to pay all customer claims.

NEGOTIATIONS WITH SAMUEL A. RAMIREZ & CO.

Subsequent to ceasing operations in October, the Company entered into negotiations with S. Ramirez & Co., a New York based broker dealer. The negotiations are ongoing and expect to be completed in six months at a price yet to be determined.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

RESULTS OF OPERATIONS

REVENUES

Total revenues increased 67% through the third quarter of 1997 compared to the same period in 1996.

Commission increased by 37% due to increases in sales transactions.

The 132% increase for the first nine months of 1997 in advisory and fee income over the same period in 1996 is primarily due to increased activity in corporate finance.

Interest and dividend income for the third quarter of 1997 are comparable to those over the same period in 1996.

As of September 30, 1997, margin income decreased by 38% over the same period in 1996, primarily due to variations in margin deposit balances.

Trailer Fees increased by 40% through the third quarter of 1997 compared to the same period in 1996 due to an increase in size of money market funds and mutual funds.

Miscellaneous Income increased significantly during the first nine months of 1997 compared to that of 1996, primarily due to the consolidation of subsidiary activity.

EXPENSES

Overall, expenses increased 60% through the third quarter of 1997 compared to that of 1996, primarily due to increased sales and marketing efforts.

Compensation and benefits increased by 66% due to increases in sales transactions and to the addition of subsidiary activity.

Occupancy expense during the third quarter of 1997 are comparable to those over the same period in 1996.

Business development expenses increased by 184% through the third quarter of 1997 compared to expenses made over the same period in 1996, primarily due to an increase in marketing for all departments.

Communication expenses through the third quarter of 1997 decreased by 18% compared to those during the same period in 1996 due to continued cost-cutting measures.

The 125% increase in other expenses for the first six months of 1997 is due primarily to ongoing accounting reclassifications and to the addition of subsidiary activities.

FINANCIAL POSITION, LIQUIDITY, AND CAPITAL RESOURCES

The Company is required to comply with the Uniform Net Capital Rule of the Securities and Exchange Commission. The Rule is intended to measure the general financial soundness and liquidity of broker-dealers. The Company has consistently exceeded the minimum net capital requirement. As of September 30, 1997 the Company's negative net capital was approximately $831,208 which was in violation by approximately $931,208 in deficit of its required net capital.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The company's annual meeting of stockholders was held on June 20, 1997, at which the following directors were elected by the votes indicated:

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

                                           Clark Melvin Securities Corporation
                                           -----------------------------------
                                                             (Registrant)

                                           By:      /s/ Irene M. Harr
                                                    ____________________________
                                                    Irene M. Harr
                                                    Chief Financial Officer

Date:     November 13, 1997

                          PART 1: FINANCIAL INFORMATION



                       CLARK MELVIN SECURITIES CORPORATION
                         STATEMENT OF FINANCIAL POSITION

                                                    (Unaudited)
                                                    September 30    December 31
                                                        1997           1996
ASSETS
Cash & Savings                                       $   652,810    $   405,609
Deposit with Clearing Broker                             100,000        100,000
Broker & Dealer Receivable                               215,763        130,414
Accounts Receivable                                       73,308        399,020
Firm Trading Securities & Investments                    367,070              0
Prepaid Expenses                                          47,672         40,557
Other Assets                                              31,235          6,946
                                                     -----------    -----------
Total Current Assets                                 $ 1,487,858    $ 1,082,546

Furniture/Fixtures/Leasehold
 (net of accum. depreciation and amortization)       $    74,099    $    32,148
Subsidiaries                                              14,506          1,000
Organizational Expenses                                        0          6,506
                                                     -----------    -----------
Total Long-Term Fixed Assets                              88,605         39,654

     Total Assets                                    $ 1,576,463    $ 1,122,200
                                                     ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Payable to clearing broker                           $   360,750    $    12,317
Accounts payable and accrued liabilities                 365,775        397,762
Reserve for Extraordinary                              1,370,055              0
                                                     -----------    -----------
Total Liabilities                                    $ 2,096,580    $   410,079

Stockholders' equity
Common stock,  40,000,000 shares
      18,523,096 issued & outstanding                $   185,231    $   185,231
Preferred stock, 145,000 shares                          145,000        145,000
Additional Paid-in Capital                             2,888,028      2,888,028
Retained Earnings                                     (2,473,751)    (2,662,100)
Treasury stock - preferred                               (35,000)       (35,000)
Current Period Profit / (Loss)                        (1,229,625)       190,962
                                                     -----------    -----------
Total Stockholder's Equity                           $  (520,117)   $   712,121

     Total Liabilities & Stockholders' Equity        $ 1,576,463    $ 1,122,200
                                                     ===========    ===========

                       CLARK MELVIN SECURITIES CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,

Increase (Decrease) in cash                                    1996          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit (loss)                                          $(1,229,625)    $ 13,874
Adjustments to reconcile net profit (loss) to net
cash (used for) provided by operating activities:
      Depreciation and amortization                             18,516       22,396
      (Increase) decrease in operating assets:
             Receivables:
                   Brokers and dealers                         (85,350)      38,181
                   Employee advances                            (6,766)      (5,756)
                   Other                                       (14,778)       4,702
             Firm trading securities/Investments              (367,070)
             Securities sold short
             Other                                             309,267       19,893
      Increase (decrease) in operating liabilities:
             Payable to clearing broker                        348,506       (3,169)
             Accounts payable and accrued liabilities          (32,060)     (78,755)
             Accounts payable reserve for extraordinary
               expenses                                      1,370,055
                                                           -----------     --------
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVIT$ES           310,695     $ 11,366
                                                           ===========     ========

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of office equipment and leasehold improvements        (60,467)      (5,083)
Proceeds from sales of other investments
                                                           -----------     --------
NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVIT$ES           (60,467)    $ (5,083)
                                                           ===========     ========

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock
  Payment of preferred stock dividend                           (2,613)      (5,130)
  Redemption of preferred stock
  Payment of subscriptions
                                                           -----------     --------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVIT$ES            (2,613)    $ (5,130)
                                                           ===========     ========

NET INCREASE IN CASH AND CASH EQUIVALENTS                  $   247,615     $  1,153
                                                           ===========     ========

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           $   405,195     $265,243
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   157,580     $264,090
                                                           ===========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                   $     2,894     $  1,071


   The accompanying notes are an integral part of these financial statements.

                       CLARK MELVIN SECURITIES CORPORATION
                             STATEMENT OF OPERATIONS



                                              (Unaudited)                  (Unaudited)
                                          Three Months Ended            Nine Months Ended
                                             September 30,                September 30,
                                          1997           1996          1997           1996
REVENUES
Commissions                           $   569,792    $   427,564   $ 1,501,254    $ 1,096,835
Advisory and Fee Income                   280,272        135,250       704,125        302,910
Interest / Dividends                        4,475          5,072        14,224         15,155
Margin                                      6,572         12,527        20,876         33,818
Trailer Fees                               25,641         20,596        72,567         51,906
Miscellaneous                              69,693          3,575       241,952         25,459
                                      -----------    -----------   -----------    -----------
Total Revenues                        $   956,445    $   604,584   $ 2,554,998    $ 1,526,083


EXPENSES
Compensation and Benefits             $   562,658    $   355,841   $ 1,448,022    $   871,514
Clearing Fees                              37,386         43,252       125,129        127,546
Occupancy                                  47,380         34,669       114,604        104,013
Business Development                       42,791          6,016       108,986         38,431
Interest                                      412          1,071         1,489          3,904
Communications                             40,132         49,986       119,509        146,009
Other                                     157,925         30,296       496,829        220,792
                                      -----------    -----------   -----------    -----------
Total Expenses                        $   888,684    $   521,131   $ 2,414,568    $ 1,512,209

Profit / (Loss) Before Income Taxes   $    67,761    $    83,453   $   140,430    $    13,874
                                      ===========    ===========   ===========    ===========

Extraordinary Expense                   1,370,055           --       1,370,055           --

Income Taxes:
   Current Tax Expense                       --             --            --             --
   Benefit of Loss Carryover                 --             --            --             --
                                      -----------    -----------   -----------    -----------

Net Profit (Loss)                     $(1,302,294)   $    83,453   $(1,229,625)   $    13,874
                                      ===========    ===========   ===========    ===========


Profit (Loss) per common share        $     (0.07)   $      0.00   $     (0.07)   $      0.00
                                      ===========    ===========   ===========    ===========


     Accompanying notes are an integral part of these financial statements.